Form 10-Q
period 2006-04-01
CitiSteel USA, Inc.
filed 2006-06-14
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-131812

CITISTEEL USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0309736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Philadelphia Pike, Claymont, Delaware	19703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 792-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange where registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

$167,110,000 Senior Secured Floating Rate Notes due 2010

Indicate by check mark whether the registrant (1) has filed with the Securities and Exchange Commission all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation.

As of April 1, 2006, 1,000 shares of the registrant’s common stock were outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CitiSteel USA Inc. Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months (13 Weeks) Ended
	Successor Company April 1, 2006	Predecessor Company April 2, 2005
	(dollars in thousands)
Sales	$81,340	$72,269
Cost of sales	55,641	46,422

Gross Profit	25,699	25,847

Operating expenses - selling, general and administrative	2,750	1,298

Income from operations	22,949	24,549

Other income (expense):
Interest income	112	89
Interest expense	(5,810)	—
Other non-operating income	139	—

Total other income (expense)	(5,559)	89

Income before income taxes	17,390	24,638

Income tax expense	6,449	8,924

Net Income	$10,941	$15,714

See notes to condensed consolidated financial statements.

CitiSteel USA Inc. Condensed Consolidated Balance Sheets (Unaudited)

	April 1, 2006	December 31, 2005
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,668	$7,320
Accounts receivable, net	41,876	38,745
Inventories	38,921	35,952
Deferred income taxes	902	1,144
Prepaid expenses	950	805

Total current assets	88,317	83,966

Property, plant and equipment, net	18,666	14,615
Intangible assets, net	6,556	6,862
Deferred financing fees, net	7,709	7,912

Total assets	$121,248	$113,355

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$22,114	$21,481
Accrued expenses	1,982	3,941
Accrued profit sharing	620	2,205
Accrued interest payable	2,085	7,167
Income taxes payable	6,498	1,022
Due to seller	4,314	4,814

Total current liabilities	37,613	40,630

Long-term debt	170,538	170,452
Deferred income taxes	291	410
Other long-term liabilities	287	285

Total liabilities	208,729	211,777

STOCKHOLDER’S DEFICIT:
Common stock, $0.001 par value – authorized, issued and outstanding, 1,000 shares for April 1, 2006 and 1,000 shares for December 31, 2005
Accumulated deficit	(87,481)	(98,422)

Total stockholder’s deficit	(87,481)	(98,422)

Total liabilities and stockholder’s deficit	$121,248	$113,355

See notes to condensed consolidated financial statements.

CitiSteel USA Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months (13 Weeks) Ended
	Successor Company April 1, 2006	Predecessor Company April 2, 2005
	(dollars in thousands)
OPERATING ACTIVITIES:

Net income	$10,941	$15,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & Amortization	647	1,326
Amortization of deferred financing fees	308	—
Deferred taxes	124	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,131)	(2,111)
Inventories	(2,969)	613
Prepaid expenses	(145)	676
Accounts payable	633	(1,914)
Accrued expenses, taxes and profit sharing	1,434	4,033
Accrued interest payable	(5,082)	—
Other assets and liabilities	(2)	3

Net cash provided by operating activities	2,758	18,340

INVESTING ACTIVITIES:

Capital expenditures	(4,394)	(224)

Net cash used in investing activities	(4,394)	(224)

FINANCING ACTIVITIES:

Borrowings under Secured Note	90	—
Deferred financing fees	(106)	—
Dividend	—	(9,267)

Net cash (used in) provided by financing activities	(16)	(9,267)

NET INCREASE (DECREASE) IN CASH	(1,652)	8,849

CASH - Beginning of year	7,320	9,917

CASH - End of three-months	$5,668	$18,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	$10,339	$—

Income taxes	$976	$3,200

See notes to condensed consolidated financial statements.

CitiSteel USA, Inc. – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the audited financial statements of CitiSteel USA, Inc. and subsidiary (the “Company”) for the fiscal year ended December 31, 2005. The accounting policies of the predecessor and successor Company are the same.

Comprehensive income is equal to net income as there is no minimum pension liability adjustment.

The Company adopted SFAS No. 151, Inventory Costs, on January 1, 2006. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company recorded a $2.3 million charge in the thirteen weeks ended April 1, 2006 for maintenance related costs from a planned shut down of the plate mill in March 2006.

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of operating revenue.

2. PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts have been eliminated.

3. ACQUISITION: On June 10, 2005, 100% of the outstanding preferred and common shares of CitiSteel USA, Inc. and subsidiary (a wholly owned subsidiary of CITIC USA Holdings, Inc.) were acquired for $74.4 million plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments.

The aggregate purchase price was $105 million. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Current assets	$112,655
Property, plant, and equipment	9,578
Intangible assets	7,563

Total Assets Acquired	129,796

Current liabilities Deferred taxes	17,378 4,643
Deferred pension	2,298

Total Liabilities Assumed	24,319

Net Assets Acquired	$105,477

Intangible assets - Of the $7.6 million of acquired intangible assets, $600,000 was assigned to the trade name which is not subject to amortization. The remaining $7.0 million of acquired intangible assets relates to customer relationships and has a weighted-average useful life of approximately five years. The difference between the aggregate purchase price and the estimated fair values of the assets acquired and liabilities assumed was approximately $103.2 million. This negative goodwill was used to reduce the value of property, plant and equipment and intangible assets.

4. INVENTORIES: Inventories, net of any reserves, consist of the following:

	April 1, 2006	December 31, 2005
	(in thousands)
Raw materials	7,318	5,256
Work-in-process	15,537	10,928
Finished Goods	8,042	12,635
Spare Parts Inventory	1,872	1,289
Supplies	6,152	5,844

	$38,921	$35,952

5. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $18.7 million at April 1, 2006 and $14.6 million at December 31, 2005. As part of the acquisition in June 2005, described in Note 3, the value of the property, plant and equipment was adjusted to current in-place market value based on independent appraisals and then written down to reflect the purchase price allocation.

6. FINANCING ARRANGEMENTS

Line of Credit - In conjunction with the acquisition transaction in June 2005, described in Note 3, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”) comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. Interest is payable at US Bank’s prime rate, which was 7.75% on March 31, 2006 and 7.25% on December 31, 2005. There was no amount outstanding under the revolving facility on April 1, 2006 and December 31, 2005. The revolving credit facility contains certain financial covenants, including minimum borrowing availability and fixed charge coverage. At April 1, 2006 and December 31, 2005 the Company was in compliance with the covenants. At December 31, 2005 the Company violated a covenant related to capital expenditures by $842,000. This violation was subsequently waived by the bank. Outstanding letters of credit totaled $450,000 as of April 1, 2006 and December 31, 2005.

Long-Term Debt - In conjunction with the acquisition in June 2005, the Company issued $25.3 million of Senior Secured Notes. On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. The proceeds of the Senior Secured Notes were used to repay all outstanding debt, including the Senior Secured Notes, Term A Loan and the revolver referenced above. The Company also entered into a $20 million senior revolving credit facility described above. The balance of the proceeds was used to pay a $108.7 million dividend to equity holders and to pay fees and expenses related to the transaction.

The Company expensed $3.3 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Senior Secured Floating Rate Notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the interest payment period on March 1, 2006 is 11.6% and is 12.6% for the payment period on September 1, 2006. The Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Notes.

The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. In addition, there is an Excess Cash Flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the senior secured floating rate notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined. On May 3, 2006, $1.89 million of Notes were repurchased by the Company pursuant to the Excess Cash Flow covenant for the period ending December 31, 2005. The Company registered the Notes with the Securities and Exchange Commission and had the offering declared effective on May 1, 2006 in compliance with the terms of the Notes.

The senior secured floating rate notes are secured by a lien on substantially all the assets of the Company.

Long-term debt at April 1, 2006 and December 31, 2005 consists of the following:

	April 1, 2006	December 31, 2005
	(dollars in thousands)
Revolving Credit Facility due August 25, 2008	—	—
Secured floating rate notes, due August 25, 2010, net	$170,538	$170,452

	170,538	170,452
Less current portion of long-term debt	—	—

	$170,538	$170,452

Future maturities of long-term debt total $172 million for the year ended December 31, 2010. The current balance of long-term debt does not include $1.5 million of unamortized original issue discount. The Company incurred fees and expenses in connection with arranging the Revolving Credit Facility and the Senior Secured Floating rate Notes of $8.7 million in August 2005. This amount has been deferred and included on the balance sheet. The Company is amortizing the fees and expenses over the expected life of the debt.

7. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the thirteen week period ended April 1, 2006 and the expected employer contributions for the year ended December 31, 2006 are $0. The components of net periodic pension cost for the thirteen weeks ended April 1, 2006 are:

Successor Company April 1, 2006
Service cost	$163
Interest cost	144

Expected return on plan assets	(202)

Net Periodic Pension Cost	$105

8. DIVIDENDS: The Company paid two dividends to its equity holders during 2005. A preferred stock dividend of $9.3 million was paid in February 2005 prior to the acquisition, and a common stock dividend of $108.7 million was paid in August 2005 from the proceeds of the Senior Secured Floating Rate Notes.

9. RESTRICTED STOCK: H.I.G. SteelCo Holdings, Inc., the parent Company of CitiSteel USA, Inc., granted 6,712 shares of restricted common stock to Jeff Bradley, the Company’s Executive Chairman on July 11, 2005. The shares cannot be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of April 1, 2006 none of the restricted shares have vested. The Company complies with SFAS No. 123R in recording and reporting for these restricted shares. The fair value of the restricted shares on the date of grant is estimated to be $690,000 and was determined based on the Company’s net asset value, prior to the application of negative goodwill, from the opening balance sheet on the date of acquisition. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares.

10. MANAGEMENT AGREEMENT: On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, our sponsor. Pursuant to the terms of this agreement, our sponsor will provide management, consulting and financial services to us, subject to the supervision of our Board. In exchange for these services we will pay our sponsor an annual management fee of $675,000. In addition to this fee, our sponsor is also entitled to additional compensation for the introduction or negotiation of any transaction not in the ordinary course of business or pursuant to which we acquire or dispose of any business operations. The amount of any such additional compensation shall be determined by good faith negotiations between our sponsor and our Board, except in the case of a sale of a majority of our stock or all or substantially all of our assets to a third party, our sponsor is entitled to 1% of the aggregate sale transaction value. We have also agreed to reimburse our sponsor for any expenses incurred in the performance of its duties under the management agreement. The agreement terminates in June 2015 or upon a material breach by either party that remains uncured after 10 business days’ notice to the breaching party.

The Company entered into a 12-month management services agreement with CITIC as part of the acquisition in June 2005 for the provision of services by a certain executive. The agreement calls for total payments of $551,000 plus a year-end 2005 payment of $500,000. The year-end 2005 payment was made in March 2006.

11. LITIGATION AND ENVIRONMENTAL: The State of Delaware has requested the Company to investigate part of its site for the existence of potential hazardous substances. The Company has submitted the requested information to the State of Delaware and has received no further communication on this matter. Accordingly, the outcome cannot be determined at this time. The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets. $525,000 of the reserve was used in the thirteen weeks ended April 1, 2006 leaving a reserve balance of $25,000 on the balance sheet at March 31, 2006.

As part of the acquisition of the Company from CITIC USA Holdings, Inc. (“CITIC Holdings”) and pursuant to the Purchase Agreement, the Company is required to pay CITIC Holdings monies subsequent to the closing date related to a working capital adjustment and the settlement of a pro forma liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holdings $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. CitiSteel estimates the pro forma liability to be $4.3 million and has recorded the liability on its balance sheet as of December 31, 2005. CITIC Holdings contends that the $8 million payment made in June 2005 relates to the pro forma liability and not to the working capital adjustment and filed suit on October 14, 2005 in Delaware asking for an additional $8 million payment to be made to settle the working capital adjustment. The suit also asks the court to require the Company to pay an additional $3.2 million to settle the pro forma liability. The Company believes that the issue between the two parties relates to the timing of the payments for the working capital adjustment and the pro forma liability and will not involve any payments above the $4.3 million accrued on its balance sheet.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, particularly scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) downturns in the industries the Company serves, including construction, rail cars and shipbuilding; (6) volatility in interest rates; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the domestic steel industry; and (9) unplanned equipment failures and plant outages. For a discussion of other factors which could effect our results of operations, please see “Risk Factors” in Item 1A of this quarterly report.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements for the year ended December 31, 2005.

Comparison of Results of Operations for the Thirteen Weeks Ended April 1, 2006 and the Thirteen Weeks Ended April 2, 2005.

Net sales for the thirteen weeks ended April 1, 2006 increased 13% to $81.3 million, compared with $72.3 million in thirteen weeks ended April 2, 2005. The increase was primarily due to a 20% increase in tons shipped partially offset by a 6% decrease in average selling price. CitiSteel shipped 82,798 tons to customers in the thirteen weeks ended April 2, 2005 and 99,239 tons in thirteen weeks ended April 1, 2006. Overall market demand was higher in the thirteen weeks ended April 1, 2006 and is continuing into the second quarter. CitiSteel increased its capacity since 2005 through various management initiatives and certain maintenance projects. The Company currently has the capacity to produce 490,000 tons of plate annually and believes it can exceed 500,000 tons by adding an additional shift and implementing planned capital projects. Average selling price was $873 per ton in the thirteen weeks ended April 2, 2005 and declined to $820 per ton in the thirteen weeks ended April 1, 2006. Prices increased slightly to $825 per ton in April 2006 and appear to be holding steady. CitiSteel’s forward order book currently contains approximately six weeks of production.

Cost of sales for the thirteen weeks ended April 1, 2006 increased 20% to $55.7 million, compared with $46.4 million in the thirteen weeks ended April 2, 2005. The increase was related to higher volume, as cost of sales per ton remained virtually flat at $561. However cost of sales would have declined significantly from the prior year had the plate mill not been shut down for two weeks in March 2006 for scheduled maintenance. The shut down added $2.3 million of maintenance related expenses to cost of sales in the thirteen weeks ended April 1, 2006. Other changes from the prior year include a $22 per ton, or 6%, decrease in scrap and alloy, or 6% of raw material costs, which was offset by a $14 per ton, or 16%, increase in energy costs and a $5 per ton, or 7% increase, in wages. Scrap and alloy prices remained stable throughout the thirteen weeks ended April 1, 2006 rising only 6% from the beginning of the period to the end. Scrap prices began to increase in April and May 2006 as domestic demand for steel plate grew and more scrap was being exported out of the United States. The increased scrap costs are partially offset by a higher scrap surcharge added to the prices charged to customer. Scrap prices are expected to return to first quarter 2006 levels by the summer of 2006. Electricity rates, the largest component of energy costs, declined in the thirteen weeks ended April 1, 2006 from a high of $0.100 KWH in December 2005 to $0.063 in March 2006. Electricity rates remained stable in April 2006 and are expected to rise as general electricity demand increases in the summer.

Gross margin declined from 35.8% in the thirteen weeks ended April 2, 2005 to 31.6% in the thirteen weeks ended April 1, 2006. The decline was caused by the 6% decrease in average selling price. Excluding the $2.3 million charge for maintenance related costs for the planned shut down of the plate mill gross margin would have been 34.4% in the thirteen weeks ended April 1, 2006.

Selling, general & administrative costs increased 108% in the thirteen weeks ended April 1, 2006 to $2.7 million, compared to $1.3 million for thirteen weeks ended April 2, 2005. The increase is related to a number of additional costs: $306,000 of amortization of intangible assets recorded from the acquisition; $290,000 in management fees to our sponsor and to CITIC Holdings; $155,000 in higher sales commissions related to an increase in sales volume; $130,000 in higher business taxes; and $77,000 of additional bad debt expense.

Interest expense for the thirteen weeks ended April 1, 2006 was $5.4 million. Interest expense was incurred from the notes issued on August 25, 2005 (the proceeds of which were used to repay the acquisition debt) and amortization of deferred financing fees. Cash interest expense totaled $4.8 million and non-cash amortization of deferred financing fees and amortization of bond discount totaled $0.6 million. No interest expense was recorded in the thirteen weeks ended April 2, 2005. Interest income for the thirteen weeks ended April 1, 2006 was $112,000 and $89,000 for the thirteen weeks ended April 2, 2005.

Income tax expense totaled $6.9 million for the thirteen weeks ended April 1, 2006, a 39% tax rate, and $8.9 million for the thirteen weeks ended April 2, 2005, a 36% tax rate. CitiSteel’s statutory tax rate is approximately 39%.

Net income decreased in the thirteen weeks ended April 1, 2006 compared with the thirteen weeks ended April 2, 2005 due to a lower average selling price (offset by a 20% increase in tons shipped), higher selling, general and administrative expense and higher interest expense.

EBITDA decreased by 8% to $23.7 million for the thirteen weeks ended April 1, 2006, compared to $25.9 million in the April 2, 2005. The decrease is primary related to a 6% decline in average selling price (offset by a 20% increase in tons shipped) and higher selling, general and administrative expenses.

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA does not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization. The following table sets forth a reconciliation of EBITDA from net income, which management believes is the most nearly equivalent measure under GAAP for the reporting periods indicated:

	Three Months (13 Weeks) Ended
	Successor Company April 1, 2006	Predecessor Company April 2, 2005
	(dollars in thousands)
Net income	$10,941	$15,714
Interest (income) expense, net	5,698	(89)
Income tax expense	6,449	8,924
Depreciation and amortization	647	1,326

EBITDA	$23,735	$25,875

Liquidity and capital resources

In conjunction with the acquisition transaction in June 2005, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”), comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. Interest is payable at US Bank’s prime rate, which was 7.75% on March 31, 2006 and 7.25% on December 31, 2005. There was no amount outstanding under the revolving facility on April 1, 2006 and December 31, 2005. The revolving credit facility contains certain financial covenants, including minimum borrowing availability and fixed charge coverage. At April 1, 2006 the Company was in compliance with the covenants. At December 31, 2005 the Company was in violation of a covenant relating to limitations on capital expenditures by $842,000, which violation was subsequently waived by US Bank.

Also in conjunction with the acquisition in June 2005, the Company issued $25.3 million of Senior Secured Notes. On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. The proceeds of the Notes were used to repay all of outstanding debt, including the Senior Secured Notes, Term A Loan and the Bank Debt Facility referenced above. The balance of the proceeds were used to pay a $108.7 million dividend to equity holders and to pay fees and expenses related to the transaction. The Company expensed $3.3 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Senior Secured Floating Rate Notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the interest payment period on March 1, 2006 is 11.6% and is 12.6% for the payment period on September 1, 2006. The Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Notes.

The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. In addition, there is an Excess Cash Flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the senior secured floating rate notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined. On May 3, 2006, $1.89 million of Notes were repurchased by the Company pursuant to the Excess Cash Flow covenant for the period ending December 31, 2005.

At April 1, 2006 the Company’s liquidity, comprised of cash and funds available under its $20 million revolving credit facility, totaled approximately $25.2 million. At December 31, 2005 the liquidity, comprised of cash and funds available under its $20 million revolving credit facility, totaled approximately $26.9 million.

Net working capital at April 1, 2006 increased $7.4 million compared to December 31, 2005, due to $3.1 million increase accounts receivable, a $3.0 million increase in inventory, partially offset by a $1.7 million decrease in cash, and a $3.5 million decrease in accounts payable and accrued expenses and a $5.5 million decrease in interest payable offset by a $6.1 million increase in income taxes payable.

The current ratio was 2.3 at the thirteen weeks ended April 1, 2006 and 2.1 at the thirteen weeks ended April 2, 2005. The percentage of long-term debt to total capital was 206% at the thirteen weeks ended April 1, 2006 and 237% at December 31, 2005. CitiSteel has no off-balance sheet financing or relationships with unconsolidated special purpose entities.

Capital expenditures increased to $4.4 million in the thirteen weeks ended April 1, 2006, compared to $0.2 million in the thirteen weeks ended April 2, 2005 as the Company is effecting a number of deferred capital projects and undertaking certain capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be approximately $11.0 million for fiscal 2006.

In February 2005, CitiSteel’s Board of Directors declared and paid a cash dividend on the preferred stock of $9,265 per share for a total dividend of $9,265,000. In August 2005, the Board of Directors declared and paid a dividend on the common stock of $109,000 per share for a total dividend of $108,725,000.

Funds provided from operations and existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, CitiSteel is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – The Company’s revolving credit facility and secured notes are both variable-rate debt instruments. Management is actively monitoring this exposure and in the future may make use of interest rate swaps to manage the exposure to interest rate changes.

Commodity Price Risk – In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, steel slabs, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. The Company introduced a raw material surcharge in January 2004 designed to pass through increases in scrap steel costs to its customers. Our surcharge mechanism has worked effectively to reduce increased scrap costs so we can maintain higher and more consistent gross margins. During the thirteen weeks ended April 2, 2005 the Company captured 99% of the announced raw material surcharge. For the thirteen weeks ended April 1, 2006 the Company captured 87% of the announced raw material surcharge as two large customers were granted preferential pricing.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman (the Company’s principal executive officer) and Vice President, Finance (the Company’s principal financial officer) evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman and Vice President, Finance concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Executive Chairman and Vice President, Finance, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The State of Delaware has requested the Company to investigate part of its site for the existence of potential hazardous substances. The Company has submitted the requested information to the State of Delaware and has received no further communication on this matter. Accordingly, the outcome cannot be determined at this time. The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets. $525,000 of the reserve was used in the thirteen weeks ended April 1, 2006 leaving a reserve balance of $25,000 on the balance sheet at March 31, 2006.

As part of the acquisition of the Company from CITIC USA Holdings, Inc. (“CITIC Holdings”) and pursuant to the Purchase Agreement the Company is required to pay CITIC Holdings monies subsequent to the closing date related to a working capital adjustment and the settlement of a pro forma liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holdings $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. CitiSteel estimates the pro forma liability to be $4.3 million and has recorded the liability on its balance sheet as of December 31, 2005. CITIC Holdings contends that the $8 million payment made in June 2005 relates to the pro forma liability and not to the working capital adjustment and filed suit on October 14, 2005 in Delaware asking for an additional $8 million payment to be made to settle the working capital adjustment. The suit also asks the court to require the Company to pay an additional $3.2 million to settle the pro forma liability. The Company believes that the issue between the two parties relates to the timing of the payments for the working capital adjustment and the pro forma liability and will not involve any payments above the $4.3 million accrued on its balance sheet.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

ITEM 1A. RISK FACTORS

The Company is exposed to certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows. The significant risk factors known to the Company were described in the “Risk Factors” section of the Company’s registration statement on Form S-4, as amended (the “Registration Statement”) as filed with the Securities and Exchange Commission on April 21, 2006. The only material changes from the risk factors as previously disclosed in that Registration Statement are set forth below. The risks described in our Registration Statement and below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, financial condition, or results of operations. If any of the risks actually occur, our business, financial condition, or results of operations could be adversely affected.

In addition, the following risk factors are being revised and updated based on the Company’s outstanding indebtedness as of April 1, 2006:

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt totaling, as of April 1, 2006, approximately $172 million. In addition, we have the ability to borrow up to $20 million under our senior revolving credit facility, of which no amounts were outstanding as of April 1, 2006.

Our substantial level of indebtedness could have important consequences to you, including the following:

•	it may make it difficult for us to satisfy our obligations under the notes, our other indebtedness and contractual and commercial commitments;

•	we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness, which will reduce the funds available to us for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage to those of our competitors who operate on a less leveraged basis.

Furthermore, the notes and all of our borrowings under our senior revolving credit facility bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase, and the risks related to our substantial indebtedness would intensify. See Registration Statement section entitled “Description of Senior Revolving Credit Facility.”

In addition, the indenture governing the notes and the credit agreement governing our senior revolving credit facility contains various restrictive covenants (including, in the case of our senior revolving credit facility, certain financial covenants). The covenants limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants would result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, and have a material adverse effect on our liquidity, financial condition and results of operations.

Despite our substantial level of indebtedness, we may still incur significantly more debt, which could exacerbate any or all of the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the credit agreement governing our senior revolving credit facility and the indenture governing the notes limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. For example, as of April 1, 2006, on an as adjusted basis, approximately $20 million would have been available for additional borrowings under our senior revolving credit facility. In addition, the indenture governing the notes and the credit agreement governing our senior revolving credit facility will not prevent us from incurring obligations that do not constitute indebtedness. See Registration Statement sections entitled “Description of the Exchange Notes” and “Description of Senior Revolving Credit Facility.” To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the thirteen weeks ended April 1, 2006.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report on Form 10-Q:

Exhibit Number	Description of Exhibits
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey Bradley, Executive Chairman of the Company (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Allen Egner, Vice President, Finance of the Company (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2006.

CITISTEEL USA, INC.

By:	/s/ Jeffrey Bradley
Name:	Jeffrey Bradley
Title:	Executive Chairman

By:	/s/ Allen Egner
Name:	Allen Egner
Title:	Vice President, Finance