Form 10-Q
period 2006-07-01
Claymont Steel, Inc.
filed 2006-08-14
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-131812

CLAYMONT STEEL, INC.

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

As of July 1, 2006, 1,000 shares of the registrant’s common stock were outstanding.

FORM 10-Q

		Page
	PART I FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Condensed Consolidated Statements of Earnings- Three Months (13 Weeks) Ended July 1, 2006 and for the period from April 3 to June 9, 2005 (predecessor company) and for the period from June 10 to July 2, 2005 (successor company) and Six Months (26 weeks) Ended July 1, 2006 and for the period from January 1, 2005 to June 9, 2005 (predecessor company) and the period from June 10, 2005 to July 2, 2005 (successor company)	3
	Condensed Consolidated Balance Sheets – July 1, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows – Six Months (26 Weeks) Ended July 1, 2006 and for the period from January 1, 2005 to June 9, 2005 (predecessor company) and June 10, 2005 to July 2, 2005 (successor company)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	14

	PART II OTHER INFORMATION
Item 1	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	16

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Claymont Steel Inc. (formerly CitSteel USA, Inc.) Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Successor Company	Predecessor Company	Successor Company	Successor Company	Predecessor Company	Successor Company
	Six Months (26 weeks) Ended July 1, 2006	January 1 to June 9, 2005	June 10 to July 2, 2005	Three Months (13 weeks) Ended July 1, 2006	April 3 to June 9, 2005	June 10 to July 2, 2005
Sales	$163,722	$128,687	$14,438	$82,382	$56,418	$14,438
Cost of sales	110,257	78,762	15,589	54,615	32,340	15,589

Gross profit	53,465	49,925	(1,151)	27,767	24,078	(1,151)
Selling, general and administrative expenses	6,193	2,535	2,066	3,443	1,237	2,066

Income from operations	47,272	47,390	(3,217)	24,324	22,841	(3,217)
Other income (expense):
Interest income	224	228	—	112	139	—
Interest expense	(11,866)	—	(368)	(6,055)	—	(368)
Other non-operating income	139	—	—	—	—	—

Total other income (expense)	(11,503)	228	(368)	(5,943)	139	(368)

Income before income taxes	35,769	47,618	(3,585)	18,381	22,980	(3,585)
Income tax expense	13,392	17,583	(1,394)	6,943	8,659	(1,394)

Net Income (loss)	$22,377	$30,035	$(2,191)	$11,438	$14,321	$(2,191)

See notes to condensed consolidated financial statements.

Claymont Steel Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Balance Sheets (Unaudited), dollar amounts in thousands

	July 1, 2006	December 31, 2005
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,455	$7,320
Accounts receivable, net	43,679	38,745
Inventories	39,555	35,952
Income taxes receivable	397	—
Deferred income taxes	760	1,144
Prepaid expenses	673	805

Total current assets	98,519	83,966

Property, plant and equipment, net	20,654	14,615
Intangible assets, net	6,250	6,862
Deferred financing fees, net	7,628	7,912

Total assets	$133,051	$113,355

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$24,697	$21,481
Accrued expenses	1,774	3,941
Accrued profit sharing	1,614	2,205
Accrued interest payable	7,401	7,167
Income taxes payable	—	1,022
Due to seller	4,314	4,814

Total current liabilities	39,800	40,630

Long-term debt	168,734	170,452
Deferred income taxes	187	410
Other long-term liabilities	286	285

Total liabilities	209,007	211,777

STOCKHOLDER’S DEFICIT:
Common stock, $0.001 par value – 1,000 shares authorized, issued and outstanding Accumulated deficit	(75,956)	(98,422)

Total stockholder’s deficit	(75,956)	(98,422)

Total liabilities and stockholder’s deficit	$133,051	$113,355

See notes to condensed consolidated financial statements.

Claymont Steel Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	Successor	Predecessor	Successor
	Six Months (26 weeks) Ended July 1, 2006	January 1 to June 9, 2005	June 10 to July 2, 2005
OPERATING ACTIVITIES:
Net income (loss)	$22,377	$30,035	$(2,191)
Adjustment to reconcile net income:
Depreciation & amortization	2,442	1,815	585
Deferred taxes, net	161	462
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(4,934)	693	3,910
Inventory	(3,603)	5,277	8,392
Prepaid expenses	132	723	(60)
Income taxes receivable	(397)	(337)	—
Accounts payable	3,216	(6,359)	1,547
Accrued interest payable	234		148
Accrued settlements	—	100	—
Accrued taxes	(1,022)	4,376	(3,248)
Accrued liabilities	(2,167)	(1,877)	(577)
Accrued profit sharing	(591)	—	210
Due to seller	(500)	—	—
Deferred pension	1	650	—
Other long term liabilities	—	(627)	—

Net cash provided by (used in) operating activities	15,349	34,931	8,716

INVESTING ACTIVITIES:
Capital expenditures	(6,721)	(418)	(112)
Purchase price and fees and expenses paid in cash	—	—	(93,908)

Net cash provided by (used in) investing activities	(6,721)	(418)	(94,020)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	—	40,000
Repayments under revolving credit facility, net	—	—	(22,197)
Borrowings under Term A	—	—	15,000
Repayments under term loan	—	—	(3,167)
Borrowings under senior secured notes due 2009	—	—	25,253
Repayment under senior secured floating rate notes	(1,890)	—
Deferred financing fees	(692)	—	(2,873)
Dividend	89	(9,265)	—

Net cash (used in) provided by financing activities	(2,493)	(9,265)	52,016

NET INCREASE (DECREASE) IN CASH	6,135	25,248	(33,288)

CASH - Beginning of period	7,320	9,917	35,165
CASH - End of period	13,455	35,165	1,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	10,410	—	220
Income taxes	14,650	13,423	—

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the audited financial statements of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) and its subsidiary CitiSteel PA, Inc. (together, the “Company”) for the fiscal year ended December 31, 2005. The accounting policies of the predecessor and successor Company are the same.

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

The Company operates one business segment, the production and sale of steel plate. As a result, all assets, sales, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of the Company’s operating revenue.

2. PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts have been eliminated.

3. ACQUISITION: On June 10, 2005, 100% of the outstanding preferred and common shares of Claymont Steel, Inc. and its subsidiary (a wholly owned subsidiary of CITIC USA Holdings, Inc.) were acquired for $74.4 million plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments. We refer to this transaction throughout this quarterly report as the “Acquisition”.

The aggregate purchase price was $105 million. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition (amounts in thousands).

Current assets	$112,655
Property, plant, and equipment	9,578
Intangible assets	7,563

Total Assets Acquired	129,796

Current liabilities	17,378
Deferred taxes	4,643

Deferred pension	2,298

Total Liabilities Assumed	24,319

Net Assets Acquired	$105,477

Intangible assets - Of the $7.6 million of acquired intangible assets, $600,000 was assigned to the trade name which is not subject to amortization. On August 3, 2006, the Company changed its corporate name to Claymont Steel, Inc. As a result of the name change, the Company will write off the value of the trade name included in its intangible assets. The remaining

$7.0 million of acquired intangible assets relates to customer relationships and has a weighted-average useful life of approximately five years. The difference between the aggregate purchase price and the estimated fair values of the assets acquired and liabilities assumed was approximately $103.2 million. This negative goodwill was used to reduce the value of property, plant and equipment and intangible assets.

4. INVENTORIES: Inventories, net of any reserves, consist of the following:

	July 1, 2006	December 31, 2005
	(in thousands)
Raw materials	7,209	5,256
Work-in-process	9,305	10,928
Finished goods	15,495	12,635
Spare parts inventory	1,923	1,289
Supplies	5,623	5,844

	$39,555	$35,952

5. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $20.7 million at July 1, 2006 and $14.6 million at December 31, 2005. As part of the Acquisition in June 2005, described in Note 3, the value of the property, plant and equipment was adjusted to current in-place market value based on independent appraisals and then written down to reflect the purchase price allocation.

6. FINANCING ARRANGEMENTS

Line of Credit - In conjunction with the Acquisition in June 2005, as described in Note 3, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”) comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. Interest is payable at US Bank’s prime rate, which was 8.25% on July 1, 2006 and 7.25% on December 31, 2005. There were no amounts outstanding under the revolving facility on July 1, 2006 and December 31, 2005. The revolving credit facility contains certain financial covenants, including minimum borrowing availability and maintenance of certain fixed charge coverage ratios. At July 1, 2006 and December 31, 2005 the Company was in compliance with these covenants. At December 31, 2005 the Company violated a covenant related to maximum capital expenditures by $842,000. This violation was subsequently waived by the bank. Outstanding letters of credit totaled $550,000 as of July 1, 2006 and December 31, 2005.

Long-Term Debt - In conjunction with the Acquisition in June 2005, the Company issued $25.3 million of Senior Secured Notes. On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes (the “Floating Rate Notes”). The proceeds from the issuance of the Floating Rate Notes were used to repay all outstanding debt, including the Senior Secured Notes, Term A Loan and the revolver discussed above. The Company also entered into the $20 million senior revolving credit facility described above. The balance of the proceeds was used to pay a $108.7 million dividend to the Company’s equity holders and to pay fees and expenses related to the transaction.

The Company expensed $3.3 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Senior Secured Floating Rate Notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the interest payment on March 1, 2006 was 11.6% and is 12.6% for the payment period on September 1, 2006. The Floating Rate Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Floating Rate Notes. The Floating Rate Notes are secured by a lien on substantially all the assets of the Company.

The indenture governing the Company’s Floating Rate Notes contain certain financial covenants, including limitations on acquiring additional indebtedness and restrictions on making certain defined payments. In addition, the indenture contains an excess cash flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the Floating Rate Notes at 102% of principal plus accrued interest up to a maximum of 75% of the Company’s excess cash flow, as defined in the indenture. On May 3, 2006, $1.9 million of Floating Rate Notes were repurchased by the Company pursuant to the excess cash flow covenant for the period ending December 31, 2005. The Company registered the Floating Rate Notes with the Securities and Exchange Commission and had the registration statement on Form S-4 declared effective on May 1, 2006 in compliance with the terms of the Floating Rate Notes.

Long-term debt at July 1, 2006 and December 31, 2005 consists of the following:

	July 1, 2006	December 31, 2005
	(dollars in thousands)
Revolving Credit Facility due August 25, 2008	—	—
Secured floating rate notes, due August 25, 2010, net	$168,734	$170,452

	168,734	170,452
Less current portion of long-term debt	—	—

	$168,734	$170,452

Future maturities of long-term debt total $170.1 million for the year ended December 31, 2010. The current balance of long-term debt does not include $1.4 million of unamortized original issue discount. The Company incurred fees and expenses in connection with arranging the revolving credit facility and the Floating Rate Notes of $8.7 million in August 2005. These fees and expenses have been deferred and included on the balance sheet. The Company is amortizing the fees and expenses over the expected life of the debt.

7. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the twenty-six week period ended July 1, 2006 and no employer contributions are expected for the year ended December 31, 2006. The components of net periodic pension cost for the twenty-six weeks ended July 1, 2006 are:

January 1 to July 1, 2006
Service cost	$325
Interest cost	288
Expected return on plan assets	(404)

Net periodic pension cost	$209

8. DIVIDENDS: The Company paid two dividends to its stockholders during 2005. A preferred stock dividend of $9.3 million was paid in February 2005 prior to the Acquisition, and a common stock dividend of $108.7 million was paid in August 2005 from the proceeds of the Floating Rate Notes offering.

9. RESTRICTED STOCK: Claymont Steel Holdings, Inc., the parent Company of Claymont Steel, Inc., granted 6,712 shares of restricted common stock to Jeff Bradley, the Company’s Executive Chairman on July 11, 2005. The shares cannot be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: one-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of July 1, 2006, one quarter of the restricted shares have vested. The Company complies with SFAS No. 123R in recording and reporting for these restricted shares. The fair value of the restricted shares on the date of grant is estimated to be $690,000 and was determined based on the Company’s net asset value, prior to the application of negative goodwill, from the opening balance sheet on the date of the Acquisition. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares.

10. MANAGEMENT AGREEMENT: On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC. Pursuant to the terms of this agreement, H.I.G. Capital will provide management, consulting and financial services to the Company, subject to the supervision of the Company’s Board. In exchange for these services the Company will pay H.I.G. Capital an annual management fee of $675,000. In addition to this fee, H.I.G. Capital is also entitled to additional compensation for the introduction or negotiation of any transaction not in the ordinary course of business or pursuant to which the Company acquires or disposes of any business operations. The amount of any such additional compensation shall be determined by good faith negotiations between H.I.G. Capital and the Company’s Board, except in the case of a sale of a majority of the Company’s stock or all or substantially all of the Company’s assets to a third party, H.I.G. Capital is entitled to 1% of the aggregate sale transaction value. The Company has also agreed to reimburse H.I.G. Capital for any expenses incurred in the performance of its duties under the management agreement. The agreement terminates in June 2015 or upon a material breach by either party that remains uncured after 10 business days’ notice to the breaching party.

The Company entered into a 12-month management services agreement with CITIC as part of the Acquisition in June 2005 for the provision of services by a certain executive. The agreement calls for base payments totaling $551,000 plus a year-end 2005 payment of $500,000. The year-end 2005 payment was made in March 2006.

11. LITIGATION AND ENVIRONMENTAL: The State of Delaware has requested the Company to investigate part of its site for the existence of potential hazardous substances. The Company has submitted the requested information to the State of Delaware and has received no further communication on this matter. Accordingly, the outcome cannot be determined at this time. The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets. $485,000 of the reserve was used in the twenty-six weeks ended July 1, 2006, leaving a reserve balance of $65,000 on the balance sheet at July 1, 2006.

As part of the Acquisition of the Company from CITIC USA Holdings, Inc. (“CITIC Holdings”) the Company is required to pay CITIC Holdings monies subsequent to the closing date related to a working capital adjustment and the settlement of a pro forma liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holdings $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. Claymont Steel estimates the pro forma liability to be $4.3 million and has recorded the liability on its balance sheet as of December 31, 2005. CITIC Holdings contends that the $8 million payment made in June 2005 relates to the pro forma liability and not to the working capital adjustment and filed suit on October 14, 2005 in Delaware asking for an additional $8 million payment to be made to settle the working capital adjustment. The suit also asks the court to require the Company to pay an additional $3.2 million to settle the pro forma liability. The Company believes that the issue between the two parties relates to the timing of the payments for the working capital adjustment and the pro forma liability and will not involve any payments above the $4.3 million accrued on its balance sheet.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

12. SUBSEQUENT EVENTS: On August 3, 2006 the Company changed its name from CitiSteel USA, Inc. to Claymont Steel, Inc. and its parent CitiSteel USA Holdings, Inc. changed its name to Claymont Steel Holdings, Inc. in order to establish a separate corporate identity from the Company’s previous owner, CITIC Holdings. As a result of the name change the Company will write-off the value of the trade name included in intangible assets.

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

Comparison of Results of Operations for the Thirteen Weeks Ended July 1, 2006 and the Thirteen Weeks Ended July 2, 2005.

The following presents an overview of our results of operations for the period from April 2, 2006 to July 1, 2006 and, for the period from April 3, 2005 to June 9, 2005 (predecessor company) combined with the period from June 10, 2005 to July 2, 2005. The Acquisition and the subsequent financing transactions did not have a material impact on our operations and therefore the results of operations of the Company and the predecessor company are comparable with the exception of interest expense, which was impacted by the financing transactions.

Net sales for the thirteen weeks ended July 1, 2006 increased 16% to $82.4 million, compared with $70.9 million in the thirteen weeks ended July 2, 2005. The increase was due to a 21% increase in tons shipped partially offset by a 4% decrease in average selling price. We shipped 83,013 tons to customers in the thirteen weeks ended July 2, 2005 and 100,218 tons in thirteen weeks ended July 1, 2006. We increased production to benefit from the high level of overall market demand in the second quarter of 2006 which remains strong in the third quarter. We have increased our production capacity since 2005 through various management initiatives and maintenance projects. The Company currently has the capacity to produce over 500,000 tons of plate annually. Average selling price was $854 per ton in the thirteen weeks ended July 2, 2005 and declined to $822 per ton in the thirteen weeks ended July 1, 2006. Average selling price increased in July to approximately 4% to $858 per ton and is expected to remain relatively stable. Our forward order book currently contains approximately ten weeks of production up from approximately six weeks in the prior quarter.

Cost of sales for the thirteen weeks ended July 1, 2006 increased 14% to $54.6 million, compared with $47.9 million in the thirteen weeks ended July 2, 2005. Cost of sales per ton declined 6% from $577 per ton in 2005 to $545 per ton in 2006, however, cost of sales per ton would have increased 6% from the prior year, from $514 per ton to $545 per ton, if the amortization of the purchase accounting inventory write-up of $5.3 million was removed from the prior year’s cost of goods sold. This increase of $31 per ton (excluding the purchase accounting inventory write-up) is primarily related to a $30 per ton increase in scrap, alloy & flux which accounted for $290 per ton of cost of goods sold in 2006 versus $260 per ton in 2005 and a $10 per ton increase in energy costs which accounted for $82 per ton in 2006 compared to $72 per ton in 2006. Scrap prices, are expected to fall between $10 and $20 per ton ($14 to $27 per ton of finished goods) in the third quarter as the export market for scrap declines.

Gross margin increased from 32.4% in the thirteen weeks ended July 2, 2005 to 33.7% in the thirteen weeks ended July 1, 2006. However, gross margin would have declined from the prior year’s result of 39.8% except for the $5.3 million of amortization of the purchase accounting inventory write-up. The decline in gross margin was largely caused by the increase in cost of goods sold driven by higher scrap prices. Gross margins are expected to rise in the third quarter as scrap prices decline and average selling prices increase.

Selling, general & administrative expenses increased 3% in the thirteen weeks ended July 1, 2006 to $3.4 million, compared to $3.3 million for the thirteen weeks ended July 2, 2005. However, this increase would have been an 89% increase from $1.8 million in 2005 without a non-recurring $1.5 million transaction fee charged to expense in the 2005 period. The increase is related to a number of additional costs: $204,000 higher amortization of intangible assets recorded from the Acquisition; $310,000 in management fees to H.I.G. Capital and to CITIC Holdings; $300,000 in higher sales commissions related to an increase in sales volume and the hiring of additional salespeople; $350,000 in higher compensation expense related to additional management and administrative salaries, including the Company’s Executive Chairman; and $200,000 of one-time legal fees related to the exchange offer for the Floating Rate Notes.

Interest expense for the thirteen weeks ended July 1, 2006 was $6.1 million. Interest expense was incurred from the Floating Rate Notes issued on August 25, 2005 (the proceeds of which were used to repay debt related to the Acquisition) and amortization of deferred financing fees. Cash interest expense totaled $5.5 million and non-cash amortization of deferred financing fees and amortization of the Floating Rate Notes discount totaled $0.6 million. Interest expense was $0.4 million in the thirteen weeks ended July 2, 2005, representing interest on the debt issued on June 10, 2005 used to finance the Acquisition. Interest income for the thirteen weeks ended July 1, 2006 was $0.1 million the same amount as in the thirteen weeks ended July 2, 2005.

Income tax expense totaled $6.9 million for the thirteen weeks ended July 1, 2006, a 38% tax rate, and $7.3 million for the thirteen weeks ended July 2, 2005, a 37% tax rate. Our statutory tax rate is approximately 37%.

Net income for the thirteen weeks ended July 1, 2006 was $11.4 million compared with $12.1 million in the prior year.

EBITDA increased 21% to $25.0 million for the thirteen weeks ended July 1, 2006, compared to $20.7 million in the period ended July 2, 2005. The increase is primary related to the 21% increase in tons shipped, partially offset by the decline in average selling price and higher selling, general and administrative expenses. Without the 2005 charge for amortization of the purchase accounting write-up in inventory EBITDA would have declined 4% from the prior year.

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

	Successor		Predecessor
	Three Months (13 Weeks Ended) July 1, 2006	June 10 to July 2, 2005	April 3 to June 9, 2005
	(dollars in thousands)
Net income	$11,438	$(2,191)	$14,321
Interest (income) expense, net	5,943	368	(139)
Income tax expense	6,943	(1,394)	8,659
Depreciation and amortization	647	585	491

EBITDA	$24,971	$(2,632)	$23,332

Comparison of Results of Operations for the Twenty-Six Weeks Ended July 1, 2006 and the Twenty-Six Weeks Ended July 2, 2005.

The following presents an overview of our results of operations for the period from January 1, 2006 to July 1, 2006 and, for the period from January 1, 2005 to June 9, 2005 (predecessor company) combined with the period from June 10, 2005 to July 2, 2005. The Acquisition and the subsequent financing transactions did not have a material impact on our operations and therefore the results of operations of the Company and the predecessor company are comparable with the exception of interest expense, which was impacted by the financing transactions.

Net sales for the twenty-six weeks ended July 1, 2006 increased 14% to $163.7 million, compared with $143.1 million in the twenty-six weeks ended July 2, 2005. The increase was due to a 20% increase in tons shipped partially offset by a 5% decrease in average selling price. We shipped 165,811 tons to customers in the twenty-six weeks ended July 2, 2005 and 199,457 tons in twenty-six weeks ended July 1, 2006. Average selling price was $863 per ton in the twenty-six weeks ended July 2, 2005 and declined to $821 per ton in the twenty-six weeks ended July 1, 2006.

Cost of sales for the twenty-six weeks ended July 1, 2006 increased 17% to $110.3 million, compared with $94.4 million in the thirteen weeks ended July 2, 2005. Cost of goods sold per ton declined 3% from $569 per ton in 2005 to $553 per ton in 2006, however, cost of sales per ton would have increased 3% from the prior year, from $537 per ton to $553 per ton, if the amortization of the purchase accounting inventory write-up of $5.3 million was removed from the prior year’s cost of goods sold. This increase of $16 per ton (from $537 to $553) is primarily related to $2.3 million of additional maintenance costs ($12 per ton) from a planned two week shut down of the plate mill in March 2006. Scrap, alloy & flux rose slightly in the period, accounting for $286 per ton of cost of goods sold in 2006 versus $280 per ton in 2005.

Gross margin decreased from 34.1% in the twenty-six weeks ended July 2, 2005 to 32.7% in the thirteen weeks ended July 1, 2006. However, gross margin would have declined from 2005 gross margin of 37.8% except for the $5.3 million of amortization of the purchase accounting inventory write-up. The decline was primarily caused by the higher cost of goods sold as a result of the expenses related to the planned plate mill shut down.

Selling, general & administrative expenses increased 35% in the twenty-six weeks ended July 1, 2006 to $6.2 million, compared to $4.6 million for twenty-six weeks ended July 2, 2005. The 2005 period includes a $1.5 million Acquisition-related transaction fee. The increase is related to a number of additional costs: $510,000 higher amortization of intangible assets recorded from the Acquisition; $530,000 in management fees to H.I.G. Capital, LLC and to CITIC Holdings; $200,000 in higher sales commissions related to an increase in sales volume and additional salespeople; higher bad debt expense of $173,000; $487,000 in higher compensation expense related to additional management and administrative salaries, including the Company’s Executive Chairman; and $200,000 of one-time legal fees related to the exchange offer for the Floating Rate Notes.

Interest expense for the twenty-six weeks ended July 1, 2006 was $11.9 million. Interest expense was incurred from the Floating Rate Notes issued on August 25, 2005 (the proceeds of which were used to repay debt related to the Acquisition) and amortization of deferred financing fees. Cash interest expense totaled $10.7 million and non-cash amortization of deferred financing fees and amortization of bond discount totaled $1.2 million. Interest expense was $0.4 million in the twenty-six weeks ended July 2, 2005, representing interest on the debt used to fund the Acquisition which was issued on June 10, 2005. Interest income for the twenty-six weeks ended July 1, 2006 was $0.2 million the same amount as in the twenty-six weeks ended July 2, 2005.

Income tax expense totaled $13.4 million for the twenty-six weeks ended July 1, 2006, a 37% tax rate, and $16.2 million for the twenty-six weeks ended July 2, 2005, a 37% tax rate. Our statutory tax rate is approximately 37%.

Net income in the twenty-six weeks ended July 1, 2006 was $22.4 million compared to $27.8 million in the prior year. The decrease was primarily caused by interest expense related to the Floating Rate Notes partially offset by lower tax expense.

EBITDA increased 5% to $48.7 million for the twenty-six weeks ended July 1, 2006, compared to $46.6 million in the prior year. The increase is primary related to the sales growth partially offset by higher selling, general and administrative expense.

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

	Successor		Predecessor
	Twenty-Six Weeks Ended July 1, 2006	June 10 to July 2, 2005	Jan. 1 to June 9, 2005
	(dollars in thousands)
Net income	$22,377	$(2,191)	$30,035
Interest (income) expense, net	11,642	368	(228)
Income tax expense	13,392	(1,394)	17,583
Depreciation and amortization	1,295	585	1,816

EBITDA	$48,706	$(2,632)	$49,206

Liquidity and capital resources

In conjunction with the Acquisition in June 2005, the Company established a $70 million Bank Debt Facility with US Bank, comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. Interest is payable at US Bank’s prime rate, which was 8.25% on July 1, 2006 and 7.25% on December 31, 2005. There were no amounts outstanding under the revolving facility on July 1, 2006 and December 31, 2005. The revolving credit facility contains certain financial covenants, including minimum borrowing availability and maintenance of certain fixed charge coverage ratios. At July 1, 2006 the Company was in compliance with these covenants. At December 31, 2005 the Company was in violation of a covenant relating to limitations on maximum capital expenditures by $842,000, which violation was subsequently waived by US Bank.

Also in conjunction with the Acquisition in June 2005, the Company issued $25.3 million of Senior Secured Notes. On August 25, 2005 the Company issued $172 million of Floating Rate Notes. The proceeds of the Floating Rate Notes were used to repay all of outstanding debt, including the Senior Secured Notes, Term A Loan and the Bank Debt Facility discussed above. The balance of the proceeds were used to pay a $108.7 million dividend to the Company’s equity holders and to pay fees and expenses related to the issuance of the Floating Rate Notes. The Company expensed $2.9 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Floating Rate Notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the interest payment on March 1, 2006 was 11.6% and is 12.5% for the payment period on September 1, 2006. The Floating Rate Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Floating Rate Notes.

The notes contain certain financial covenants, including limitations on additional indebtedness and restrictions on certain defined payments. In addition, the indenture governing the Floating Rate Notes contains an excess cash flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the Floating Rate Notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined in the indenture. On May 3, 2006, $1.89 million of the Floating Rate Notes were repurchased by the Company pursuant to the excess cash flow covenant for the period ending December 31, 2005.

At July 1, 2006 and December 31, 2005, the Company’s liquidity, comprised of cash and funds available under its $20 million revolving credit facility, totaled approximately $33.0 million and approximately $26.9 million, respectively.

Net working capital at July 1, 2006 increased $15.4 million compared to December 31, 2005, primarily due to a $6.1 million increase in cash, a $5.0 million increase accounts receivable and a $3.6 million increase in inventory.

The current ratio was 2.5 at July 1, 2006 and 2.1 at December 31, 2005. The percentage of long-term debt to total capital was 182% at July 1, 2006 and 237% at December 31, 2005. We have no off-balance sheet financing or relationships with unconsolidated special purpose entities.

Capital expenditures increased to $2.3 million in the thirteen weeks ended July 1, 2006, compared to $0.3 million in the thirteen weeks ended July 2, 2005 as the Company is effecting a number of deferred capital projects and undertaking certain capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be approximately $12.0 million for fiscal 2006.

In February 2005, Claymont Steel’s Board of Directors declared and paid a cash dividend on the preferred stock of $9,265 per share for a total dividend of $9,265,000. In August 2005, the Board of Directors declared and paid a dividend on the common stock of $109,000 per share for a total dividend of $108,725,000.

We expect funds provided from operations and borrowings under our existing credit facilities to be adequate to meet our capital expenditure and working capital requirements for at least the next twelve months.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the Floating Rate Notes and borrowings under our credit agreement. The Floating Rate Notes accrue interest at a rate equal to LIBOR plus 7.5% per annum. Revolving credit loans under our credit agreement accrues interest at floating rates equal to the prime rate of interest or LIBOR plus 1.75%, as applicable per annum. Advances under the letters of credit under the credit agreement accrue interest at floating rates equal to LIBOR plus 1.75% per annum. Because the prime and LIBOR rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the credit agreement. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At July 1, 2006, there were no amounts outstanding under our credit agreement. Based on the outstanding Floating Rate Notes, at July 1, 2006 the effect of a hypothetical 1% increase in interest rates would increase our annual interest expense by $1.7 million and decrease our net income by approximately $1.1 million.

Commodity Price Risk. In the ordinary course of business, we are exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, steel slabs, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. We introduced a raw material surcharge in January 2004 designed to pass through increases in scrap steel costs to its customers. Our surcharge mechanism has worked effectively to reduce increased scrap costs so we can maintain higher and more consistent gross margins. Any increase in the prices for raw materials or energy resources could materially increase our costs and lower our earnings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The State of Delaware has requested the Company to investigate part of its site for the existence of potential hazardous substances. The Company has submitted the requested information to the State of Delaware and has received no further communication on this matter. Accordingly, the outcome cannot be determined at this time.

The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets. $525,000 of the reserve was used in the twenty-six weeks ended July 1, 2006 leaving a reserve balance of $25,000 on the balance sheet at July 1, 2006.

As part of the Acquisition of the Company from CITIC USA Holdings, Inc. (“CITIC Holdings”) the Company is required to pay CITIC Holdings monies subsequent to the closing date related to a working capital adjustment and the settlement of a pro forma liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holdings $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. Claymont Steel estimates the pro forma liability to be $4.3 million and has recorded the liability on its balance sheet as of December 31, 2005. CITIC Holdings contends that the $8 million payment made in June 2005 relates to the pro forma liability and not to the working capital adjustment and filed suit on October 14, 2005 in Delaware asking for an additional $8 million payment to be made to settle the working capital adjustment. The suit also asks the court to require the Company to pay an additional $3.2 million to settle the pro forma liability. The Company believes that the issue between the two parties relates to the timing of the payments for the working capital adjustment and the pro forma liability and will not involve any payments above the $4.3 million accrued on its balance sheet.

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

The following risk factor is being revised and updated based on the Company’s outstanding indebtedness as of July 1, 2006:

Our substantial level of indebtedness, and negative stockholders’ equity, could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt totaling, as of July 1, 2006, approximately $170 million, and we have a stockholders’ deficit of $76 million. In addition, we have the ability to borrow up to $20 million under our senior revolving credit facility, of which no amounts were outstanding as of July 1, 2006.

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

In addition, the indenture governing the Floating Rate Notes and the credit agreement governing our senior revolving credit facility contains various restrictive covenants (including, in the case of our senior revolving credit facility, certain financial covenants). The covenants limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants would result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, and have a material adverse effect on our liquidity, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the thirteen weeks ended July 1, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2006.

CLAYMONT STEEL, INC.

By:	/s/ Jeffrey Bradley
Name:	Jeffrey Bradley
Title:	Executive Chairman

By:	/s/ Allen Egner
Name:	Allen Egner
Title:	Vice President, Finance