Form 10-Q
period 2006-09-30
Claymont Steel, Inc.
filed 2006-11-14
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed with the Securities and Exchange Commission all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation.

As of September 30, 2006, 1,000 shares of the registrant’s common stock were outstanding.

FORM 10-Q

		Page
	PART I FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Consolidated Statements of Earnings- Three Months (13 Weeks) Ended September 30, 2006 and October 1, 2005 and Nine Months (39 weeks) Ended September 30, 2006 and for the period from January 1, 2005 to June 9, 2005 (predecessor company) and the period from June 10, 2005 to October 1, 2005 (successor company)	1
	Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	2
	Condensed Consolidated Statements of Cash Flows – Nine Months (39 Weeks) Ended September 30, 2006 and for the period from January 1, 2005 to June 9, 2005 (predecessor company) and June 10, 2005 to October 1, 2005 (successor company)	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

PART II OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	16

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Nine Months (39 weeks) Ended September 30, 2006	Predecessor Company	Successor Company	Three Months (13 weeks) Ended
		January 1 to June 9, 2005	June 10 to October 1, 2005	September 30, 2006	October 1, 2005
Sales	$247,706	$128,687	$75,316	$83,984	$60,878
Cost of sales	169,391	78,762	62,941	59,134	47,352

Gross profit	78,315	49,925	12,375	24,850	13,526
Operating expenses	12,920	2,535	4,671	6,727	2,605

Income from operations	65,395	47,390	7,704	18,123	10,921
Other income (expense):
Interest income	444	228	10	220	10
Interest expense	(17,113)	—	(5,868)	(5,247)	(5,500)
Other non-operating income	139	—	101	—	101

Total other income (expense)	(16,530)	228	(5,757)	(5,027)	(5,389)

Income before income taxes	48,865	47,618	1,947	13,096	5,532
Income tax expense	18,297	17,583	751	4,905	2,145

Net Income	$30,568	$30,035	$1,196	$8,191	$3,387

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Balance Sheets (Unaudited), dollar amounts in thousands

	September 30, 2006	December 31, 2005
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,243	$2,356
Accounts receivable, net	36,045	38,745
Inventories	42,509	35,952
Deferred income taxes	1,167	1,144
Income taxes receivable	1,011
Prepaid expenses	563	805

Total current assets	94,538	79,002

Property, plant and equipment, net	21,954	14,615
Intangible assets, net	5,281	6,862
Deferred income taxes	1,936
Deferred financing fees, net	6,922	7,912

Total assets	$130,631	$108,391

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$21,239	$16,517
Accrued expenses	2,353	3,941
Accrued profit sharing	1,776	2,205
Accrued interest payable	1,714	7,167
Income taxes payable		1,022
Due to seller		4,814

Total current liabilities	27,082	35,666

Long-term debt	168,763	170,452
Deferred income taxes	2,049	410
Other long-term liabilities	286	285

Total liabilities	198,180	206,813
STOCKHOLDER’S DEFICIT:
Common stock, $0.001 par value – 1,000 shares authorized, issued and outstanding Accumulated deficit	(67,549)	(98,422)

Total stockholder’s deficit	(67,549)	(98,422)

Total liabilities and stockholder’s deficit	$130,631	$108,391

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	Successor	Predecessor	Successor
	Nine Months
	January 1 to September 30, 2006	January 1 to June 9, 2005	June 10 to October 1, 2005
OPERATING ACTIVITIES:
Net income	$30,658	$30,035	$1,196
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	4,965	1,816	3,199
Deferred taxes, net	(320)	132	(4,383)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	2,700	693	2,114
Inventory	(6,557)	5,278	7,287
Prepaid expenses	242	723	8
Income taxes receivable	(1,011)	(337)	(4,906)
Accounts payable	4,722	(4,761)	8,358
Accrued interest payable	(5,453)		2,073
Accrued taxes	(1,022)	4,377	(1,325)
Accrued liabilities	(1,588)	(904)	(1,004)
Accrued profit sharing	(429)		840
Due to seller	(4,814)		—
Other long term liabilities	1	(519)	(2,154)

Net cash provided by (used in) operating activities	22,004	36,533	11,303

INVESTING ACTIVITIES:
Capital expenditures	(8,772)	(416)	(926)
Purchase price and fees and expenses paid in cash	—	—	(100,825)

Net cash provided by (used in) investing activities	(8,772)	(416)	(101,751)

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—		40,000
Repayments under revolving credit facility, net	—		(31,683)
Borrowings under Term A	—		15,000
Repayments under term loan	—		(15,000)
Borrowings under senior secured notes	—		25,253
Repayment under senior secured notes	—		(25,253)
Borrowings under senior secured floating rate notes	—		170,280
Repayment under senior secured floating rate notes	(1,890)
Deferred financing fees	(760)		(10,451)
Management restricted stock	216
Dividend	89	(9,267)	(108,725)

Net cash (used in) provided by financing activities	(2,345)	(9,267)	59,421

NET INCREASE (DECREASE) IN CASH	10,887	26,850	(31,027)

CASH - Beginning of period	2,356	4,177	31,027

CASH - End of period	13,243	31,027	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	20,984	—	1,078

Income Taxes	14,173	13,423	8,939

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the audited financial statements of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) and subsidiary (the “Company”) for the fiscal year ended December 31, 2005. The accounting policies of the predecessor and successor company are the same. Purchase accounting adjustments were made to the opening balance sheet at the time of the Acquisition as described in Note 3.

Comprehensive income is equal to net income as there is no minimum pension liability adjustment.

The Company adopted SFAS No. 151, Inventory Costs, on January 1, 2006. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company recorded a $2.3 million charge in the thirty-nine weeks ended September 30, 2006 for maintenance related costs from a planned shut down of the plate mill in March 2006.

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of operating revenue.

The Company reclassified outstanding checks of $4,964,000 as of December 31, 2005 from accounts payable, where they were previously shown, to cash and cash equivalents. The impact of the reclassification was not material to the consolidated financial statements taken as a whole.

On August 3, 2006, the Company changed its name from CitiSteel USA, Inc. to Claymont Steel, Inc. and its parent company changed its name from CitiSteel USA Holdings, Inc. to Claymont Steel Holdings, Inc. in order to establish a separate corporate identify from the Company’s previous owner, CITIC USA Holdings, Inc. As a result of the name change the Company wrote off the value of the trade name included in intangible assets.

On August 7, 2006, Claymont Steel Holdings, Inc. filed a form S-1 with the Securities and Exchange Commission to register for an initial public offering of equity securities. The filing was amended on October 12, 2006 and on November 14, 2006.

The Company files a consolidated federal income tax return with its parent company and has a tax sharing agreement with its parent whereby the Company makes payments to the parent for the federal income taxes it would have paid directly to the Internal Revenue Service had the Company not been included in the parent’s consolidated return. The Company reflects balances under the tax sharing agreement as income tax expense and income taxes receivable and payable in our financial statements.

2. PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts have been eliminated.

3. ACQUISITION: On June 10, 2005, 100% of the outstanding preferred and common shares of Claymont Steel, Inc. and subsidiary (a wholly owned subsidiary of CITIC USA Holdings, Inc.) were acquired for $74.4 million plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments. We refer to this transaction throughout this quarterly report as the “Acquisition.”

The aggregate purchase price was $105 million. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition (amounts in thousands).

Current assets	$108,517
Property, plant, and equipment	9,578
Intangible assets	7,563

Total Assets Acquired	125,658

Current liabilities Deferred taxes	13,240 4,643

Deferred pension	2,298

Total Liabilities Assumed	20,181

Net Assets Acquired	$105,477

Intangible assets - Of the $7.6 million of acquired intangible assets, $600,000 was assigned to the trade name which is not subject to amortization. The amount assigned to the trade name was written off in August 2006 when the Company changed its name to Claymont Steel. The remaining $7.0 million of acquired intangible assets relates to customer relationships and has a weighted-average useful life of approximately five years. The difference between the aggregate purchase price and the estimated fair values of the assets acquired and liabilities assumed was approximately $103.2 million. This negative goodwill was used to reduce the value of property, plant and equipment and intangible assets.

4. INVENTORIES: Inventories, net of any reserves, consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials	5,138	5,256
Work-in-process	14,068	10,928
Finished Goods	15,026	12,635
Spare Parts Inventory	1,706	1,289
Supplies	6,571	5,844

	$42,509	$35,952

5. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $22.0 million at September 30, 2006 and $14.6 million at December 31, 2005. As part of the Acquisition in June 2005, described in Note 3, the value of the property, plant and equipment was adjusted to current in-place market value based on independent appraisals and then written down to reflect the purchase price allocation.

6. FINANCING ARRANGEMENTS

Line of Credit - In conjunction with the Acquisition transaction in June 2005, described in Note 3, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”) comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. Interest is payable at US Bank’s prime rate, which was 8.25% on September 30, 2006 and 7.25% on December 31, 2005. There was no amount outstanding under the revolving facility on September 30, 2006 and December 31, 2005. The revolving credit facility contains certain financial covenants, including minimum borrowing availability and fixed charge coverage. At September 30, 2006 the Company was in compliance with the covenants. At December 31, 2005 the Company violated a covenant related to capital expenditures by $842,000. This violation was subsequently waived by the bank. Outstanding letters of credit totaled $550,000 as of September 30, 2006 and December 31, 2005.

Long-Term Debt - In conjunction with the Acquisition in June 2005, the Company issued $25.3 million of Senior Secured Notes. On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. The proceeds of the Senior Secured Floating Rate Notes were used to repay all outstanding debt, including the Senior Secured Notes, Term A Loan and the revolver referenced above. The Company also entered into a $20 million senior revolving credit facility described above. The balance of the proceeds was used to pay a $108.7 million dividend to stockholder and to pay fees and expenses related to the transaction.

The Company expensed $2.9 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Senior Secured Floating Rate Notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the interest payment period on March 1, 2006 is 11.6%, the rate for the September 1, 2006 payment is 12.6% and the rate for the March 1, 2007 payment is 13.0%. The Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Notes. The Notes are secured by a lien on substantially all the assets of the Company.

The Notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. In addition, there is an Excess Cash Flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the Senior Secured Floating Rate Notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined. On May 3, 2006, $1.9 million of Notes were repurchased by the Company pursuant to the Excess Cash Flow covenant for the period ending December 31, 2005. The Company registered the Notes with the Securities and Exchange Commission and had the offering declared effective on May 1, 2006 in compliance with the terms of the Notes.

Long-term debt at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Revolving Credit Facility due August 25, 2008	—	—
Secured floating rate notes, due August 25, 2010, net	$168,763	$170,452

	168,763	170,452
Less current portion of long-term debt	—	—

	$168,763	$170,452

Future maturities of long-term debt total $170.1 million for the year ended December 31, 2010. The current balance of long-term debt does not include $1.3 million of unamortized original issue discount. The Company incurred fees and expenses in connection with arranging the Revolving Credit Facility and the Senior Secured Floating Rate Notes of $8.7 million in August 2005. This amount has been deferred and included on the balance sheet. The Company is amortizing the fees and expenses over the expected life of the debt.

On July 6, 2006, Claymont Steel Holdings, Inc. (formerly CitiSteel Holdings USA, Inc.), the Company’s parent company, issued $75.0 million of Senior Secured Pay-In-Kind Notes due in 2010. Interest is payable at 15% semiannually on April 1 and October 1, commencing with April 1, 2007. Claymont Steel Holdings, Inc. may, at its option, pay interest for the first two payment dates by the issuance of additional 15% Senior Pay-In-Kind Notes having an aggregate principal amount equal to the amount of the interest payments. There are no scheduled principal payments prior to the maturity date. The Notes are secured by substantially all of the assets of Claymont Steel Holdings, Inc. which consists primarily of all of the capital stock of the Company.

7. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the thirty-nine week period ended September 30, 2006 and the expected employer contributions for the year ended December 31, 2006 are $0. The components of net periodic pension cost for the thirty-nine weeks ended September 30, 2006 are:

Successor Company January 1 to September 30, 2006
Service cost	$488
Interest cost	432
Expected return on plan assets	(606)

Net periodic pension cost	$314

8. DIVIDENDS: The Company paid two dividends to its stockholders during 2005. A preferred stock dividend of $9.3 million was paid in February 2005 prior to the Acquisition, and a common stock dividend of $108.7 million was paid in August 2005 from the proceeds of the Senior Secured Floating Rate Notes.

9. RESTRICTED STOCK: Claymont Steel Holdings, Inc., the parent Company of Claymont Steel, Inc., granted 6,712 shares of restricted common stock to Jeff Bradley, the Company’s Executive Chairman on July 11, 2005. The shares cannot be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of September 30, 2006 25% of the restricted shares have vested. The Company complies with SFAS No. 123R in recording and reporting for these restricted shares. The fair value of the restricted shares on the date of grant is estimated to be $703,000 and was determined based on the aggregate purchase price of the Acquisition of $105 million. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. $215,000 was charged to compensation expense in the thirty-nine weeks and thirteen weeks ended September 30, 2006 for the shares that vested in June 2006 and for a portion of the shares scheduled to vest in June 2007. The valuation of the restricted shares was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet.

10. MANAGEMENT AGREEMENT: On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, an affiliate of its parent company’s 99% stockholder. Pursuant to the terms of this agreement, H.I.G. Capital will provide management, consulting and financial services to the Company, subject to the supervision of the Board of Directors. In exchange for these services the Company will pay H.I.G. Capital an annual management fee of $675,000. In addition to this fee, H.I.G. Capital is also entitled to additional compensation for the introduction or negotiation of any transaction not in the ordinary course of business or pursuant to which the Company acquires or disposes of any business operations. The amount of any such additional compensation shall be determined by good faith negotiations between H.I.G. Capital and the Company’s Board, except in the case of a sale of a majority of our stock or all or substantially all of our assets to a third party, in which case H.I.G. Capital is entitled to a fee equal to 1% of the aggregate sale transaction value. The Company has also agreed to reimburse H.I.G. Capital for any expenses incurred in the performance of its duties under the management agreement. The agreement terminates in June 2015 or upon a material breach by either party that remains uncured after 10 business days’ notice to the breaching party.

The Company entered into a 12-month management services agreement with CITIC as part of the Acquisition in June 2005 for the provision of services by a certain executive. The agreement calls for total payments of $551,000 plus a year-end 2005 payment of $500,000. The year-end 2005 payment was made in March 2006.

11. LITIGATION AND ENVIRONMENTAL: The State of Delaware has requested the Company to investigate part of its site for the existence of potential hazardous substances. The Company has submitted the requested information to the State of Delaware and has received no further communication on this matter. Accordingly, the outcome cannot be determined at this time. The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets. $525,000 of the reserve was used in the thirty-nine weeks ended September 30, 2006 leaving a reserve balance of $25,000 on the balance sheet at July 1, 2006.

As part of the Acquisition of the Company from CITIC USA Holding, Inc. (“CITIC Holding”) and pursuant to the Purchase Agreement, the Company is required to pay CITIC Holding monies subsequent to the closing date related to a working capital adjustment and the settlement of a specifically calculated tax liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holding $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. The Company estimated the tax liability to be $4.3 million and recorded the liability on its balance sheet as of December 31, 2005. On September 6, 2006, the CITIC litigation regarding the working capital adjustment and the tax liability in connection with the Acquisition was settled for $6.2 million. The difference between the $6.2 million settlement and the $4.3 million reserve was charged to expense in September 2006 and is included in operating expenses.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

12. SUBSEQUENT EVENTS: In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Company to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The study must be completed by March 1, 2007. DNREC will make a determination on further dust control requirements upon review of the study. Accordingly, the outcome cannot be determined at this time.

In 2006, the Company performed an emissions test that indicated that mercury emissions were higher than previously calculated by the Company using information supplied by the United States Environmental Protection Agency. In response, DNREC has notified the Company that it will issue a separate Secretary’s Order, which will require the Company to monitor and reduce mercury emissions. Although there is no mercury emissions standard the Company believes that its emissions are within applicable particulate emissions standards. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when the Company smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. The Company believes that DNREC will allow it to concentrate on source reduction of mercury in the scrap in order to reduce mercury emissions, an initiative that the Company has already undertaken. For example, the Company is partially funding a rational mercury switch removal program through an industry trade association. However, as the Company has not yet received a Secretary’s Order from DNREC, the corrective measures and the outcome cannot be determined at this time.

The Company is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. An investigative work plan was submitted in late October for some additional sampling, and the Company is awaiting review comments from DNREC. The Company believes any requirements for remediation will be material.

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

Comparison of Results of Operations for the Thirteen Weeks Ended September 30, 2006 and the Thirteen Weeks Ended October 1, 2005.

Net sales for the thirteen weeks ended September 30, 2006 increased 38% to $84.0 million, compared with $60.9 million in thirteen weeks ended October 1, 2005. The increase was due to a 21% increase in tons shipped and a 10% increase in average selling price. Claymont Steel shipped 95,282 tons to customers in the thirteen weeks ended September 30, 2006 and 78,706 tons in thirteen weeks ended October 1, 2005. The Company ramped up production to benefit from the high level of overall market demand in the third quarter of 2006 and strong demand is continuing into the fourth quarter. Claymont Steel increased its capacity since 2005 through various management initiatives and certain maintenance projects. The Company currently has the capacity to produce over 500,000 tons of plate annually. Average selling price was $850 per ton in the thirteen weeks ended September 30, 2006 an increase from $773 per ton in the thirteen weeks ended October 1, 2005. This $77 per ton increase was used to recoup higher scrap costs in the 2006 period. Average selling prices remained relatively stable at $850 per ton in October 2006 and are expected not to significantly charge through the fourth quarter of 2006.

Cost of sales for the thirteen weeks ended September 30, 2006 increased 25% to $59.1 million, compared with $47.4 million in the thirteen weeks ended October 1, 2005. The increase was related to higher volume, as cost of sales per ton only increased 2% from $602 per ton in 2005 to $614 per ton in 2006. However cost of sales per ton would have increased 25% from the prior year, from $491 per ton to $614 per ton, if the amortization of the purchase accounting inventory write-up of $8.7 million was removed from the prior year’s cost of goods sold, which is primarily related to a $63 per shipped ton increase in scrap and a $32 per shipped ton increase in parts, supplies and outside services. On the Acquisition date, June 10, 2005, the Company’s inventory was written up by $14.0 million to its net realizable value. $8.7 million of this non-cash write-up was charged to cost of goods sold in the thirteen week period ended October 1, 2005.

Raw material scrap prices increased from an average of $164 per ton for the thirteen weeks ended October 1, 2005 to $212 per ton for the thirteen weeks ended September 30, 2006. Scrap prices have remained approximately at the $212 per ton level in October 2006 and are expected to remain at this level through the fourth quarter of 2006. Parts, supplies and outside services increased from $85 per shipped ton for the thirteen week period ended October 1, 2006 to $118 per shipped ton in the thirteen week period ended September 30, 2006 primarily as a result of the Company conducting regular maintenance in the melt shop and plate mill that was deferred prior to the Acquisition. Regular maintenance includes cleaning scrap pits and roller tables and replacing motors and switches.

Gross margin increased from 22.2% in the thirteen weeks ended October 1, 2005 to 29.6% in the thirteen weeks ended September 30, 2006, but gross margin would have declined from the prior year’s result of 36.5% excluding the $8.7 million of amortization of the purchase accounting inventory write-up. The decline in gross margin was largely caused by the increase in cost of goods sold driven by higher scrap prices. Gross margins are not expected to change significantly from current levels during the fourth quarter 2006 as average selling prices and scrap prices are expected to remain relatively stable.

Selling, general & administrative costs increased $4.1 million to $6.7 million for the thirteen weeks ended September 30, 2006 from $2.6 million for the thirteen weeks ended October 1, 2005. The increase is related to a number of additional costs and one-time items: $1.9 million charge for the settlement of the Acquisition-related CITIC litigation; $0.6 million from the write-off of the trade name related to the name change; $0.4 million compensation expense related to the vesting of a portion of our Chief Executive Officer’s restricted stock and payment of a bonus; and, $0.5 million of transaction-related legal fees. Selling, general and administrative headcount increased from approximately 32 in July 2005 to 48 in September 2006 as the Company grew shipments by 25% and added capacity. This increase included the addition of 6 in the sales department.

Interest expense for the thirteen weeks ended September 30, 2006 was $5.2 million compared to $5.5 million for the thirteen weeks ended October 1, 2005. Interest expense was incurred from the notes issued on August 25, 2005 (the proceeds of which were used to repay the Acquisition debt) and amortization of deferred financing fees. Interest expense on the debt totaled $4.4 million and non-cash amortization of deferred financing fees and amortization of bond discount totaled $0.8 million. Interest income for the thirteen weeks ended September 30, 2006 was $0.2 million earned from overnight deposits.

Income tax expense totaled $4.9 million for the thirteen weeks ended September 30, 2006, a 37% tax rate, and $2.1 million for the thirteen weeks ended October 1, 2005, a 39% tax rate. Claymont Steel’s statutory tax rate is approximately 37%.

Net income in the thirteen weeks ended September 30, 2006 was $8.2 million compared with $3.4 million in the prior year.

EBITDA increased 78% to $19.8 million for the thirteen weeks ended September 30, 2006, compared to $11.2 million in the period ended October 1, 2005. The increase is primary related to the 21% increase in tons shipped and a 10% increase in average selling price offset by higher selling, general and administrative expenses. Without the 2005 charge for amortization of the purchase accounting write-up in inventory and the 2006 charges for settling the CITIC lawsuit and writing-off the trade name, EBITDA would have increased 13% from the prior year.

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

	Three Months (13 Weeks) Ended
	September 30, 2006	October 1, 2005
	(dollars in thousands)
Net income	$8,191	$3,387
Interest (income) expense, net	5,027	5,490
Income tax expense	4,905	2,145
Depreciation and amortization	1,720	146

EBITDA	$19,843	$11,168

Comparison of Results of Operations for the Thirty-Nine Weeks Ended September 30, 2006 and the Thirty-Nine Weeks Ended October 1, 2005.

The following presents an overview of our results of operations for the period from January 1, 2006 to September 30, 2006; and, for the periods of January 1, 2005 to June 9, 2005 (predecessor company) and June 10, 2005 to October 1, 2005 (successor company). For purposes of reviewing sales, cost of goods sold and gross margin the 2005 predecessor and successor company results are added together. All other income and expenses are reviewed separately for the predecessor and successor periods.

Net sales for the thirty-nine weeks ended September 30, 2006 increased 21% to $247.7 million, compared with $204.0 million in thirty-nine weeks ended October 1, 2005. The increase was due to a 20% increase in tons shipped with average selling prices declining slightly to $831 per ton from $834 per ton in the thirty-nine weeks ended October 1, 2005. Claymont Steel shipped 294,345 tons to customers in the thirty-nine weeks ended September 30, 2006 and 244,517 tons in the thirty-nine weeks ended October 1, 2005.

Cost of sales for the thirty-nine weeks ended September 30, 2006 increased 20% to $169.4 million, compared with $141.7 million in the thirty-nine weeks ended October 1, 2005. The increase was primarily related to higher volume as cost of goods sold per ton declined 1% from $580 per ton in 2005 to $573 per ton in 2006. However cost of sales per ton would have increased 10% from the prior year, from $522 per ton to $573 per ton, if the amortization of the purchase accounting inventory write-up of $14.0 million was removed from the prior years cost of goods sold. This increase of $51 per ton is primarily related to a $22 per shipped ton increase in scrap costs, from $208 per ton in 2005 to $231 per ton in 2006, and a $25 per shipped to increase in supplies, parts, and outside services, from $76 per ton to $101 per ton in 2006.

Raw material scrap prices increased from an average of $168 per ton for the thirty-nine weeks ended October 1, 2005 to $200 per ton for the thirty-nine weeks ended September 30, 2005. Scrap prices are expected to remain stable in the fourth quarter. Parts, supplies and outside services increased from $76 per shipped ton for the thirty-nine week period ended October 1, 2005 to $101 per shipped ton in the thirty-nine week period ended September 30, 2006 primarily as a result of the Company conducting regular maintenance in the melt shop and plate mill that was deferred prior to the Acquisition, including a $2.3 million charge ($8 per shipped ton) from a planned two week shut down of the plate mill in March 2006. Regular maintenance includes cleaning scrap pits and roller tables and replacing motors and switches.

Gross margin increased from 30.5% in the thirty-nine weeks ended October 1, 2005 to 31.6% in the thirty-nine weeks ended September 30, 2006, but would have declined from 2005 gross margin of 37.4% excluding the $14.0 million of amortization of the purchase accounting inventory write-up. The decline was primarily caused by the higher cost of goods sold from increased scrap costs and parts, supplies and outside services expenses.

Selling, general & administrative costs were $12.9 million for the thirty-nine weeks ended September 30, 2006, $2.5 million for the period of January 1 to June 98, 2005 and $4.7 million for the period of June 10 to October 1, 2005. The thirty-nine weeks ended September 30, 2006 included a number of one-time and Acquisition-related items including: $2.0 million charge for the settlement of the Acquisition-related CITIC litigation; $0.7 million from the write-off of the trade name related to the name change; $0.4 million charge for our CEO’s restricted stock and bonus; $0.7 million of transaction-related legal fees; $0.4 million higher amortization of intangible assets recorded from the Acquisition; and, $0.3 million in higher management fees to our sponsor. Selling, general and administrative headcount increased from approximately 32 in July 2005 to 48 in September 2006 as the Company grew shipments by 25% and added capacity. This increase included the addition of 6 in the sales department. The period from June 10 to October 1, 2005 included a $1.5 million Acquisition-related transaction fee and $0.2 million of management fees paid to H.I.G. Capital.

Interest expense for the thirty-nine weeks ended September 30, 2006 was $17.1 million. Interest expense was incurred from the notes issued on August 25, 2005 (the proceeds of which were used to repay the Acquisition debt) and amortization of deferred financing fees. Interest expense on the debt totaled $15.1 million and non-cash amortization of deferred financing fees and amortization of bond discount totaled $2.0 million. Interest expense was $5.9 million for the period of June 10 to October 1, 2005, representing interest on the debt used to fund the Acquisition which was issued on June 10, 2005 and the notes issued on August 25, 2005. There was no interest expense for the period of January 1 to June 9, 2005. Interest income for the thirty-nine weeks ended September 30, 2006 was $0.4 million, for the period from January 1 to June 9, 2005 was $0.2 million and was less than $0.1 million for the period from June 10 to October 1, 2005.

Income tax expense totaled $18.3 million for the thirty-nine weeks ended September 30, 2006, a 37% tax rate, $17.6 million for the period from January 1 to June 9, 2005, a 37% tax rate and was $0.8 million for the period from June 10 to October 1, 2005, a 39% tax rate. Claymont Steel’s statutory tax rate is approximately 37%.

Net income in the thirty-nine weeks ended September 30, 2006 was $30.6 million compared to $30.0 million for the period from January 1 to June 9, 2005 and $1.2 million from June 10 to October 1, 2005. The decrease from the predecessor period to the successor company was primarily caused by interest expense related to the Acquisition debt and the senior notes.

EBITDA was $68.5 million for the thirty-nine weeks ended September 30, 2006, compared to $49.2 million for the period from January 1 to June 9, 2005 and $8.5 million for the period from June 10 to October 1, 2005.

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

	Nine Months (39 Weeks) Ended
	Successor Company September 30, 2006	Successor Company June 10 to October 1, 2005	Predecessor Company Jan 1 to June 9, 2005
	(dollars in thousands)
Net income	$30,568	$1,196	$30,035
Interest (income) expense, net	16,669	5,858	(228)
Income tax expense	18,297	751	17,583
Depreciation and amortization	3,015	731	1,816

EBITDA	$68,549	$8,536	$49,206

Liquidity and Capital Resources

In conjunction with the Acquisition in June 2005, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”), comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. Interest is payable at US Bank’s prime rate, which was 8.25% on September 30, 2006 and 7.25% on December 31, 2005. There was no amount outstanding under the revolving facility on September 30, 2006 and December 31, 2005. The revolving credit facility contains certain financial covenants, including minimum borrowing availability and fixed charge coverage. At September 30, 2006 the Company was in compliance with the covenants. At December 31, 2005 the Company was in violation of a covenant relating to limitations on capital expenditures by $842,000, which violation was subsequently waived by US Bank.

Also in conjunction with the Acquisition in June 2005, the Company issued $25.3 million of Senior Secured Notes. On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. The proceeds of the Senior Secured Floating Rate Notes were used to repay all of outstanding debt, including the Senior Secured Notes, Term A Loan and the Bank Debt Facility referenced above. The balance of the proceeds were used to pay a $108.7 million dividend to equity holders and to pay fees and expenses related to the transaction. The Company expensed $2.9 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

The Senior Secured Floating Rate Notes mature on August 25, 2010. Interest is payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There are no scheduled principal payments prior to the maturity date. The interest rate for the interest payment period on March 1, 2006 is 11.6%, 12.5% for the payment period on September 1, 2006 and 13.0% for the payment period on March 1, 2007. The Notes were issued at a 1% discount to face value. The discount is being amortized over the expected life of the Notes.

The Notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. In addition, there is an Excess Cash Flow covenant that requires the Company, after the end of each fiscal year, to offer to repurchase a portion of the Senior Secured Floating Rate Notes at 102% of principal plus accrued interest up to a maximum of 75% of the excess cash flow, as defined. On May 3, 2006, $1.9 million of Notes were repurchased by the Company pursuant to the Excess Cash Flow covenant for the period ending December 31, 2005.

At September 30, 2006 the Company’s liquidity, comprised of cash and funds available under its $20 million revolving credit facility, totaled approximately $32.7 million. At December 31, 2005 the liquidity, comprised of cash and funds available under its $20 million revolving credit facility, totaled approximately $21.9 million.

Net working capital at September 30, 2006 increased $23.1 million compared to December 31, 2005, primarily due to a $10.9 million increase in cash and a $6.6 million increase in inventory.

The current ratio was 3.5 at September 30, 2006 and 2.2 at December 31, 2005. The percentage of long-term debt to total capital was 167% at September 30, 2006 and 237% at December 31, 2005. Claymont Steel has no off-balance sheet financing or relationships with unconsolidated special purpose entities.

Capital expenditures increased to $2.1 million in the thirteen weeks ended September 30, 2006, compared to $0.9 million in the thirteen weeks ended October 1, 2005 as the Company is effecting a number of deferred capital projects and undertaking certain capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be approximately $12.0 million for fiscal 2006 and $10.0 million for fiscal 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – We are exposed to market risk in the form of interest rate risk relating to the Senior Secured Floating Rate Notes and borrowings under our credit agreement. The Senior Secured Floating Rate Notes accrue interest at a rate equal to LIBOR plus 7.5% per annum. Revolving credit loans under our credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.75%, as applicable per annum. Advances under the letters of credit under our credit agreement accrue interest at floating rates equal to LIBOR plus 1.75% per annum. Because the prime and LIBOR rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under our credit agreement. Increases in the applicable interest rates would increase our interest expense and decrease our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk related to these borrowings. At September 30, 2006, there were no amounts outstanding under our credit agreement. Based on the outstanding Senior Secured Floating Rate Notes, at September 30, 2006 the effect of a hypothetical 1% increase in interest rates would increase our annual interest expense by $1.7 million and decrease our net income by approximately $1.0 million.

Commodity Price Risk – In the ordinary course of business, we are exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, steel slabs, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. We introduced a raw material surcharge in January 2004 designed to pass through increases in scrap steel costs to our customers. Our surcharge mechanism has worked effectively to reduce the impact of increased scrap costs so we can maintain higher and more consistent gross margins. During the thirty-nine weeks ended October 1, 2005, we captured 90% of the announced raw material surcharge. For the thirty-nine weeks ended September 30, 2005, we captured 62% of the announced raw material surcharge as two large customers were granted preferential pricing. Any increase in the prices for raw materials or energy resources could materially increase our costs and lower our earnings.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Company to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The study must be completed by March 1, 2007. DNREC will make a determination on further dust control requirements upon review of the study. Accordingly, the outcome cannot be determined at this time.

In 2006, the Company performed an emissions test that indicated that mercury emissions were higher than previously calculated by the Company using information supplied by the United States Environmental Protection Agency. In response, DNREC has notified the Company that it will issue a separate Secretary’s Order, which will require the Company to monitor and reduce mercury emissions. Although there is no mercury emissions standard the Company believes that its emissions are within applicable particulate emissions standards. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when the Company smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. The Company believes that DNREC will allow it to concentrate on source reduction of mercury in the scrap in order to reduce mercury emissions, an initiative that the Company has already undertaken. For example, the Company is partially funding a rational mercury switch removal program through an industry trade association. However, as the Company has not yet received a Secretary’s Order from DNREC, the corrective measures and the outcome cannot be determined at this time.

The Company is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. An investigative work plan was submitted in late October for some additional sampling, and the Company is awaiting review comments from DNREC. The Company believes any requirements for remediation will be material.

The Company recorded a $550,000 asset retirement reserve on the December 31, 2005 balance sheet to cover replacement and remediation of certain assets. $525,000 of the reserve was used in the thirty-nine weeks ended September 30, 2006 leaving a reserve balance of $25,000 on the balance sheet at September 30, 2006.

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

In addition, the following risk factors are being revised and updated based on the Company’s outstanding indebtedness as of September 30, 2006:

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt totaling, as of September 30, 2006, approximately $170 million. In addition, we have the ability to borrow up to $20 million under our senior revolving credit facility, of which no amounts were outstanding as of September 30, 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the thirteen weeks ended September 30, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2006.

CLAYMONT STEEL, INC.

By:	/s/ Jeffrey Bradley
Name:	Jeffrey Bradley
Title:	Executive Chairman

By:	/s/ Allen Egner
Name:	Allen Egner
Title:	Vice President, Finance (principal financial and accounting officer)