Form 10-Q
period 2007-06-30
Claymont Steel, Inc.
filed 2007-08-14
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-142867

CLAYMONT STEEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0309736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Philadelphia Pike, Claymont, Delaware	19703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 792-5400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

As of August 13, 2007, 1,000 shares of the registrant’s common stock were outstanding, all of which were held by the registrant’s parent, Claymont Steel Holdings, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Claymont Steel, Inc. Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Three Months (13 weeks) Ended June 30, 2007	Three Months (13 weeks) Ended July 1, 2006	Six Months (26 weeks) Ended June 30, 2007	Six Months (26 weeks) Ended July 1, 2006
Sales	$90,715	$82,382	$175,492	$163,722
Cost of sales	69,776	54,615	133,636	110,257

Gross profit	20,939	27,767	41,856	53,465
Selling, general and administrative expenses	4,048	3,443	8,770	6,193

Income from operations	16,891	24,324	33,086	47,272

Other income (expense):
Interest income	12	112	201	224
Interest expense	(3,390)	(6,055)	(22,813)	(11,866)
Other non-operating income	—	—	—	139

Total other income (expense)	(3,378)	(5,943)	(22,612)	(11,503)

Income before income taxes	13,513	18,381	10,474	35,769
Income tax expense	4,712	6,943	3,586	13,392

Net Income	$8,801	$11,438	$6,888	$22,377

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. Condensed Consolidated Balance Sheets (Unaudited), dollar amounts in thousands

	June 30, 2007	December 31, 2006
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,094		$18,086
Accounts receivable, net	49,607		41,081
Inventories	50,880		40,698
Deferred income taxes	890		795
Income taxes receivable	335		2,095
Prepaid expenses	2,613		515
Other current assets	426

Total current assets	105,845		103,270

Property, plant and equipment, net	29,595		24,103
Intangible assets, net	4,284		4,975
Accrued pension asset	472		472
Deferred financing fees, net	3,579		6,485

Total assets	$143,775		$139,305

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$6,667	$
Accounts payable	26,414		15,748
Accrued expenses	2,597		1,940
Accrued taxes	1,513
Accrued profit sharing	1,508		3,115
Accrued interest payable	3,520		7,364
Due to stockholder	3,000		3,000

Total current liabilities	45,219		31,167

Long-term debt	150,940		168,848
Deferred income taxes	1,023		916

Total liabilities	197,182		200,931
STOCKHOLDER’S DEFICIT:
Total stockholder’s deficit	(53,407)		(61,626)

Total liabilities and stockholder’s deficit	$143,775		$139,305

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to June 30, 2007	January 1 to July 1, 2006
OPERATING ACTIVITIES:

Net income	$6,888	$22,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,107	2,442
Deferred taxes, net	12	161
Stock compensation	476	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(8,526)	(4,934)
Inventories	(10,182)	(3,603)
Prepaid expenses	(2,099)	132
Income taxes receivable	1,760	(397)
Accounts payable	10,666	3,216
Accrued interest payable	(3,844)	234
Accrued taxes	1,513	(1,022)
Accrued liabilities and profit sharing	(950)	(2,758)
Due to seller	—	(500)
Accrued pension	—	1
Other assets and liabilities	(426)	—

Net cash provided by operating activities	5,395	15,349
INVESTING ACTIVITIES:

Capital expenditures	(7,120)	(6,721)

Net cash used in investing activities	(7,120)	(6,721)

FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net	34,828
Borrowings under term loan	20,000
Repayments under term loan	(2,222)
Borrowings under senior notes due 2015	105,000
Repayments under senior secured floating rate notes due 2010	(170,110)
Borrowings under senior secured floating rate notes due 2010	—	(1,890)
Deferred financing fees	(3,618)	(692)
Dividends paid	855	89

Net cash used in by financing activities	(15,267)	(2,493)

NET INCREASE (DECREASE) IN CASH	(16,992)	6,135

CASH—Beginning of period	18,086	7,320

CASH—End of period	$1,094	$13,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest expense	$13,768	$10,410

Income taxes	$345	$14,650

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF INTERIM PRESENTATION: The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the audited financial statements of Claymont Steel, Inc. and subsidiary (the “Company”) for the fiscal year ended December 31, 2006.

Comprehensive income is equal to net income for the twenty-six weeks ended June 30, 2007. Comprehensive income for the year ended December 31, 2006 included $715,000 for the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans.” The adoption of SFAS No. 158 should have been recorded as an adjustment to accumulated other comprehensive income and not as a component of comprehensive income. Had the adoption been recorded as prescribed by the guidance in SFAS No. 158, comprehensive income for the year ended December 31, 2006 would have been $35,733.

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of operating revenue.

On August 3, 2006, the Company changed its name from CitiSteel USA, Inc. to Claymont Steel, Inc. and its parent changed its name from CitiSteel USA Holdings, Inc. to Claymont Steel Holdings, Inc. in order to establish a separate corporate identity from the Company’s previous owner, CITIC USA Holdings, Inc. As a result of the name change the Company wrote off the value of the trade name included in intangible assets.

On December 18, 2006, Claymont Steel Holdings, Inc. (“Holdings”), the Company’s parent company which owns 100% of the Company’s outstanding common stock, effected an initial public offering of common stock, issuing 6,250,000 primary shares at $17.00 per share. Holdings’ shares trade on the NASDAQ national market under the symbol “PLTE.” Holdings received $97.6 million in net proceeds which were used to redeem its Senior Secured Pay-in-Kind Notes. The offering also included 3,755,000 of secondary shares sold by affiliates of H.I.G. Capital, LLC.

The Company files a consolidated federal income tax return with its parent and has a tax sharing agreement with it whereby the Company makes payments to its parent for the federal income taxes it would have paid directly to the Internal Revenue Service had the Company not been included in the parents consolidated return. The Company reflects balances under the tax sharing agreement as income tax expense and income taxes receivable and payable in its financial statements.

2. PRINCIPLES OF CONSOLIDATION: The condensed consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts have been eliminated.

3. INVENTORIES: Inventories, net of any reserves, consist of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	7,325	6,252
Work-in-process	17,599	9,720
Finished Goods	19,006	17,182
Spare Parts Inventory	598	1,030
Supplies	6,442	6,514

	$50,880	$40,698

4. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $29.6 million at June 30, 2007 and $24.1 million at December 31, 2006.

5. FINANCING ARRANGEMENTS

Debt refinancing and redemption-The Company refinanced its debt in February 2007 by issuing $105 million of 8.875% senior notes due 2015 and entering into an $80 million senior secured revolving credit facility and using the proceeds from this debt to redeem its $170 million senior secured floating rate notes due 2010. The Company wrote-off $6.3 million of deferred financing fees related to the debt redemption and incurred $3.7 million of deferred financing costs related to issuing the new debt. The Company is amortizing the new deferred financing costs over the expected life of the debt.

Line of Credit – On August 25, 2005 the Company established a $20 million revolving credit facility with US Bank under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. There were no amounts outstanding under the revolving credit agreement during 2006. Interest is payable at US Bank’s prime rate, which was 8.25% on December 31, 2006. This line of credit was cancelled and replaced on February 15, 2007.

On February 15, 2007, the Company replaced the $20 million revolving credit facility with an $80 million senior secured revolving credit facility from US Bank, including a $60 million revolving credit facility and a $20 million term loan. The Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $60 million less any outstanding letters of credit. The revolving facility matures on February 15, 2012. A total of $44.0 million was borrowed on the $60 million revolving credit facility when the facility was established and $34.8 million remains outstanding at June 30, 2007. Interest is payable at either US Bank’s prime rate, which was 8.25% on June 30, 2007. Availability under the line of credit was $25.2 million at June 30, 2007.

Long-Term Debt – On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. Interest was payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There were no scheduled principal payments prior to the maturity date. The interest rate for the interest payment period on March 1, 2006 was 11.6%, the rate for the September 1, 2006 payment was 12.6% and the rate for the March 1, 2007 payment was 13.0%. The Notes were issued at a 1% discount to face value. The discount was being amortized over the expected life of the Notes. The Notes were secured by a lien on substantially all the assets of the Company. The Notes were redeemed on March 19, 2007.

On February 15, 2007, the Company issued $105 million of 8.875% senior notes due 2015. The proceeds of these notes and the revolving credit facility were used to redeem the $172 million senior secured floating rate notes. Interest is payable at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company is required to register the notes with the Securities and Exchange Commission within 180 days after the issuance date. The Company filed a registration statement on Form S-4 to register the notes. The Securities and Exchange Commission declared the registration statement effective on August 9, 2007.

On February 15, 2007, the Company borrowed $20 million under a term loan from US Bank as part of the $80 million senior secured revolving credit facility. Interest is payable at either US Bank’s prime rate, which was 8.25% at June 30, 2007, or at LIBOR + 2.5%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement). As of June 30, 2007, there have not been any mandatory prepayments.

Long-term debt at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Revolving Credit Facility	$34,828	—
Term Loan	17,779	—
Senior Notes, due 2015	105,000	—
Secured Floating Rate Notes, due 2010		168,848

	$157,607	$168,848
Less current portion of long-term debt	6,667

	$150,940	$168,848

Future maturities of long-term debt are: $5 million for the six months ended December 31, 2007; $6.7 million for the year ended December 31, 2008; $6.7 million for the year ended December 31, 2009; $0.5 million for the year ended December 31, 2010, $34.8 million for the year ended December 31, 2012; and, $105 million for the year ended December 31, 2015.

6. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the twenty-six week period ended June 30, 2007 and the expected employer contributions for the year ended December 31, 2007 are $0. The components of net periodic pension cost for the twenty-six week period ended June 30, 2007 are:

	Three Months (13 weeks) Ended June 30, 2007	Three Months (13 weeks) Ended July 1, 2006	Six Months (26 weeks) Ended June 30, 2007	Months (26 weeks) Ended July 1, 2006
	(in thousands)
Service cost	$148	$162	$296	$325
Interest cost	131	144	262	288
Expected return on plan assets	(184)	(202)	(368)	(404)

Net periodic pension cost	$95	$104	$190	$209

7. DIVIDENDS: In January 2007, $855,000 of withheld dividends declared during 2006 were released to the Company’s chief executive officer.

8. STOCK BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of June 30, 2007, one-half of the total restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the Acquisition of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

Common stock dividend payments on Mr. Bradley’s restricted shares are subject to certain vesting provisions. Mr. Bradley received common stock dividends of $89,000 in the year ended December 31, 2006. The Company withheld payment of $377,000 of declared dividends from Mr. Bradley from Holdings’ June 2006 common stock dividend and $478,000 from the July 2006 dividend. The withheld dividends were distributed to Mr. Bradley in January 2007.

In December 2006, the Company adopted the Claymont Steel Holdings, Inc. 2006 Stock Incentive Plan concurrently with its initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of June 30, 2007, awards under the program consisted of stock options and restricted stock units (“RSUs”). The Company currently issues the shares related to its stock incentive plan from the Company’s authorized and unissued shares of common stock. As of June 30, 2007, 450,000 shares of common stock have been authorized for this stock incentive plan.

For the thirteen week and twenty-six week period ended June 30, 2007 the Company incurred stock-based compensation of $163,000 ($106,000 after tax) and $313,000 ($203,000 after tax), respectively. The compensation expense was recorded in selling, general and administrative expense.

Stock Options

Generally, options expire seven years from the date of grant. Options generally vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended June 30, 2007
Expected dividend yield	—
Expected stock price volatility	45%
Weighted average risk-free interest rate	4.82
Expected life of options (years)	4.75

The expected life of the employee options was calculated using the shortcut method allowed by the provisions of SFAS No. 123R and interpreted by SAB No. 107. The expected volatility is estimated by the Company utilizing volatility statistics from peer groups and other factors. The risk-free interest rate is based on the continuous rates provided by the U.S. Treasury with a term approximating the expected life of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

A summary of the Company’s stock option awards as of June 30, 2007 and December 31, 2006, and changes during the twenty-six week period then ended is presented as follows:

	Shares Subject to Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	106,465	$17.00	7.0
Granted January 31, 2007	80,000	$18.65	7.0

Outstanding at June 30, 2007	186,465	$17.71	6.5

Exercisable at June 30, 2007	0	0	0

As of June 30, 2007, the Company had $1,358,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 3.5 years.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of June 30, 2007 and December 31, 2006, and changes during the twenty-six week period then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2006	138,940	$13.87
Vested June 23, 2007	(18,863)	$9.32

Outstanding at June 30, 2007	120,077	$14.59

For the thirteen and twenty-six weeks ended June 30, 2007, the aggregate grant date fair value of RSUs and restricted stock that vested was $175,800. As of June 30, 2007, the Company had $1,827,600 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 3.0.

9. MANAGEMENT AGREEMENT: On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, an affiliate of a 43% stockholder, that included a $675,000 annual fee and called for certain additional payments. In December 2006, in connection with the Company’s initial public offering, the Company paid H.I.G. Capital $3 million to terminate the agreement and $1.1 million of additional compensation related to the initial public offering. The agreement is no longer in effect and no further payments are due.

The Company entered into a 12-month management services agreement with CITIC as part of the acquisition in June 2005 for the provision of services by a certain executive. The agreement called for total payments of $551,000 plus a year-end 2005 payment of $500,000. The year-end 2005 payment was made in March 2006 and the agreement is no longer in effect and no further payments are due.

10. LITIGATION AND ENVIRONMENTAL: In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC will develop a Phase I implementation plan and schedule by October 1, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term future. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. In April 2007, the Company submitted a Facility Evaluation Report indicating the scrap yard was within the regulatory limits for these issues. DNREC has agreed with this assessment and as such the Company believes there are no foreseeable requirements for the remediation of the facility.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material adverse effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	unionization of our workforce, related work stoppages, and equipment failures;

•	loss of key personnel; and

•	other factors described in Part II, Item 1A-Risk Factors.

We believe the forward-looking statements in this quarterly report on Form 10-Q are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended July 1, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$66,615	$52,942	$13,673	25.8%
Standard	24,100	29,365	(5,265)	(17.9)%
Toll Processing	0	75	(75)
Total	$90,715	$82,382	$8,333	10.1%

Tons
Custom	73,609	61,537	12,072	19.6%
Standard	30,096	38,346	(8,250)	(21.5)%
Toll Processing	0	335	(335)
Total	103,705	100,218	3,487	3.5%

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Average Selling Price
Custom	$905	$860	$45	5.2%
Standard	$801	$766	$35	4.6%
Total (1)	$875	$824	$51	6.2%

(1)	Total average selling price excludes toll processing.

Sales

Sales increased 10.1% in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of a 6.2% increase in average selling price coupled with a 3.5% increase in tons shipped. Increased customer demand, compared to the thirteen weeks ended July 1, 2006, led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments. Sales were hampered by inefficiencies due to higher than normal delays, as the plate mill annual planned outage was delayed until the beginning of the third quarter.

Average selling price increased 6.2% in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 due to increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 13% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 71.0% of tons shipped in the second quarter of 2007, compared to 61.4% in the second quarter of 2006.

Cost of Goods Sold and Gross Profit

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$69,776	$54,615	$15,161	27.8%
Gross Profit	$20,939	$27,767	$(6,828)	(24.6)%
Gross Profit Margin	23.1%	33.7%

Cost of goods sold increased 27.8% in the thirteen weeks ended June 30, 2007 compared to the same period in 2006, as a result of a 3.5% increase in tons shipped coupled with a 23.5% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $673 largely because of an $88 per shipped ton increase in raw material costs, an $11 increase in energy costs, a $10 increase in supplies, a $4 increase in service and a $4 increase in parts.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirteen weeks ended June 30, 2007, scrap steel accounted for 70.8% of raw material costs, an increase from 67.5% in the second quarter of 2006 as the consumption of scrap averaged $265 per ton, an increase of $68 per ton from 2006. Scrap prices began to rise in February 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached $278 per purchased ton at the end of the first quarter 2007 and eventually leveled off to $230 by the end of the second quarter.

Purchased slabs accounted for 15.5% of raw material costs in the thirteen weeks ended June 30, 2007, a decrease from 18.4% in the same period in 2006, as 17.2% less purchased slab tons were used by the plate mill. However, the average cost of purchased slabs increased significantly to $495 per purchased ton in the thirteen weeks ended June 30, 2007 from $360 per purchased ton in the same period in 2006. During the thirteen weeks ended June 30, 2007, the Company used 12,000 tons of purchased slabs in the plate mill but their cost was roughly equivalent to the internal cost of production. During the thirteen weeks ended July 1, 2006, the Company used 14,500 tons of purchased slabs.

Alloy and flux accounted for 13.7% of raw material costs in the thirteen weeks ended June 30, 2007, with an overall cost of $51 per ship ton compared to $40 per shipped ton in the same period in 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from second quarter 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $10 per shipped ton in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $11 per shipped ton in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of higher electricity rates and increased production at the electric arc furnace.

Labor, parts and service costs increased a total of $10 per shipped ton in the thirteen weeks ended June 30, 2007 compared to the same period in 2006. Operational difficulties at the plate mill due to a postponement of an annual plate mill outage until the third quarter, 2007 impacted production and increased costs during the second quarter.

Depreciation expense increased by $0.3 million or $3 per shipped ton, in the thirteen weeks ended June 30, 2007 compared to the same period in 2006. The change is largely due to the capital plan which is estimated to have a run rate of $15 million in 2007.

Gross profit declined $6.8 million, or 24.5%, in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of the 27.8% increase in cost of goods sold, somewhat offset by the 10.1% increase in revenues. Gross profit margins in the thirteen weeks ended June 30, 2007 declined to 23.1% from 33.7% in the same period in 2006 as cost of goods sold per shipped ton increased $128 per ton while average selling prices increased only $51 per ton (total average selling price excludes toll processing in 2006). As costs rose during the thirteen weeks ended June 30, 2007 from scrap prices, internal operational difficulties, including the plate mill curtailment and the increase in the cost of purchased slabs, the Company was unable to recoup the entire amount through increased selling prices due to overall market constraints.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$4,048	$3,443	$605	17.6%

Selling, general and administrative expenses increased $0.6 million, or 17.6%, in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 primarily due to increases to support growth and our reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission.

Interest Income and Expense

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Interest Income	$12	$112	$(100)	(89.3)%
Interest Expense	$3,390	$6,055	$(2,665)	(44.0)%

Interest income is earned on short-term investment securities and overnight deposits of any available cash balances. The balance in these investment securities declined during the thirteen weeks ended June 30, 2007 compared to the same period in 2006 so the corresponding income from these accounts decreased as well. The Company is committed to paying down the debt associated with the revolving credit facility and term loans. Going forward the company will use its excess cash to reduce these encumbrances as opposed to investing.

Interest expense is comprised of interest and the amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and long term bonds. Interest expense has decreased by $2.7 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of the first quarter 2007 debt restructuring. Interest expense should continue to decrease as the Company executes its financial strategy of debt reduction.

Income Tax Expense

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Income Tax Expense	$4,712	$6,943	$(2,231)	(32.1)%

Income tax expense declined by $2.2 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 as a result of a $4.9 million decline in pre-tax income. The Company had an effective tax rate of 34.9% in the thirteen weeks ended June 30, 2007 and 37.8% in the same period in 2006. The effective tax rate decreased in the thirteen weeks ended June 30, 2007 as a result of permanent differences in investments recognized in the period.

Net Income

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income	$8,801	$11,438	$(2,637)	(23.1)%

Net income declined $2.6 million in the thirteen weeks ended 2007 compared to the same period in 2006 as a result of a $7.4 million decrease in income from operations. Sales increased 10.1%; however this was offset by a 27.8% increase in cost of sales and a 17.6% increase in selling, general and administrative expenses.

EBITDA

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA (and adjusted EBITDA) do not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization. The following table sets forth a reconciliation of EBITDA from net income, which management believes is the most nearly equivalent measure under GAAP for the reporting periods indicated:

	Thirteen Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income	$8,801	$11,438	$(2,637)	(23.1)%
Interest (Income) Expense, net	3,378	5,943	2,565	(43.2)%
Income Tax Expense	4,712	6,943	(2,231)	(32.1)%
Depreciation and Amortization	1,026	647	379	58.6%

EBITDA	$17,917	$24,971	$(7,054)	(28.2)%
Non-cash compensation	664	—	664	—

Adjusted EBITDA	$18,581	$24,971	$(6,390)	(25.6)%

EBITDA declined by $7.1 million in the thirteen weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of the $6.8 million decline in gross profit and the $0.6 million increase in selling, general and administrative expenses. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $0.7 million in the thirteen weeks ended June 30, 2007 and $0 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Twenty-six Weeks Ended June 30, 2007 Compared to Twenty-six Weeks Ended July 1, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$131,328	$108,237	$23,091	21.3%
Standard	44,164	55,410	(11,246)	(20.9)%
Toll Processing	0	75	(75)
Total	$175,492	$163,722	11,770	7.2%

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)

Tons
Custom	148,231	125,362	22,869	18.2%
Standard	56,602	73,761	(17,159)	(23.3)%
Toll Processing	0	335	(335)
Total	204,834	199,458	5,376	2.7%

Average Selling Price
Custom	$886	$863	$23	2.7%
Standard	$780	$752	$28	3.7%
Total (1)	$857	$822	$35	4.3%

(1)	Total average selling price excludes toll processing.

Sales

Sales increased 7.2% in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a 4.3% increase in average selling price coupled with a 2.7% increase in tons shipped. Increased customer demand, compared to the twenty-six weeks ended July 1, 2006, led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments.

Average selling price increased 4.3% in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 13.6% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 72.4% of tons shipped in the twenty-six weeks ended June 30, 2007, compared to 62.9% in the same period in of 2006.

Cost of Goods Sold and Gross Profit

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$133,636	$110,257	$23,379	21.2%
Gross Profit	$41,855	$53,465	$(11,610)	(21.7)%
Gross Profit Margin	23.9%	32.7%

Cost of goods sold increased 21.2% in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a 2.7% increase in tons shipped coupled with a 17.9% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $652 largely because of a $65 per shipped ton increase in raw material costs, a $10 increase in supplies, a $5 increase in energy, and a $5 increase in service costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the twenty-six weeks ended June 30, 2007, scrap steel accounted for 68.3% of raw material costs, an increase from 63.6% in the same period in 2006 as the consumption of scrap averaged $233 per ton, an increase of $49 per ton from 2006. Scrap prices began to rise in the beginning of 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached a high of $278 per purchased ton at the end of the first quarter 2007 and eventually leveled off to $230 by the end of the second quarter.

Purchased slabs accounted for 16.7% of raw material costs in the twenty-six weeks ended June 30, 2007, a decrease from 21.2% in the same period in 2006, as 18.1% less purchased slab tons were used by the plate mill. However, the average cost of purchased slabs increased significantly to $508 per purchased ton in the twenty-six weeks ended June 30, 2007 from $368 per purchased ton in the same period in 2006. During the twenty-six weeks ended June 30, 2007, the Company used 24,000 tons of purchased slabs in the plate mill which increased cost of goods sold $890,000 above what it would have cost to internally produce those slabs. During the twenty-six weeks ended July 1, 2006, the Company used 29,000 tons of purchased slabs, but their cost was roughly equivalent to the internal cost of production.

Alloy and flux accounted for 14.9% of raw material costs in twenty-six weeks ended June 30, 2007, with an overall cost of $53 per shipped ton compared to $44 per shipped ton in the twenty-six weeks ended July 1, 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $10 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $5 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of higher electricity rates and higher output at the EAF furnace.

Labor, parts and service costs increased a total of $11 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006. This increase is on top of the $2.3 million ($23 per shipped ton) of costs incurred in the first quarter 2006 related to the two-week planned plate mill shut down. A number of operational difficulties hindered production during the twenty-six weeks ended June 30, 2007. First, in January 2007, the plate mill did not have an adequate supply of slabs to roll. This was caused by production difficulties in the melt shop – related to the electrical field and to fine-tuning of the electrical transformers and reactors – which were remedied in late January 2007, and also related to not having an adequate supply of purchased slabs of the proper grades. The slab shortage caused a production curtailment in the plate mill of approximately 10,000 tons. Secondly, in February and March 2007 the plate mill curtailed operations due to a shortage of natural gas caused by inadequate local transmission capacity during the extraordinarily cold weather. The local utility gave priority to residential customers and restricted the Company’s access to natural gas. As a result, plate mill production was curtailed by a total of 9,000 tons in February and March 2007. The Company is now working to secure an uninterrupted supply of natural gas during the winter months. Finally, higher than normal delays at the plate mill in the second quarter 2007 impacted production and increased costs.

Depreciation expense increased by $5 per shipped ton in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of increased capital expenditures.

Gross profit declined $11.6 million, or 21.7%, in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of the 21.2% increase in cost of goods sold, which was partially offset by the 7.2% increase in revenues. Gross profit margins in the twenty-six weeks ended June 30, 2007 declined to 23.9% from 32.7% in the same period in 2006 as cost of goods sold per shipped ton increased $99 while average selling prices increased only $35. Very high scrap costs flowing through the second quarter coupled with the Company’s record average selling prices at this time made it difficult to recapture this additional cost. In conjunction with the scrap impact was the inability of the plate mill to run evenly as a result of gas curtailments in February and March and then ran less efficiently in June as the reheat furnace outage was delayed until the beginning of the third quarter. Slabs, though a factor, had a lesser impact as the melt shop continued to produce at a consistent level.

Selling, General and Administrative Expenses

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$8,770	$6,193	$2,577	41.6%

Selling, general and administrative expenses increased $2.6 million, or 41.6%, in for the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 primarily due to increases in support growth and our reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission.

Interest Income and Expense

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Interest Income	$201	$224	$(23)	(10.3)%
Interest Expense	$22,813	$11,866	$10,947	92.3%

Interest income is earned on short-term investment securities and overnight deposits of available cash balances. The earnings associated with these investments decreased 10.3%, in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as the balance in investment securities declined.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and notes. Interest expense increased by $10.9 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006. This increase was due to the one-time charges related to refinancing debt, as follows:

Secured Floating Rate Notes:
Call premium	$5,103	Cash
Write-off of deferred financing fees	6,485	Non-cash
Write-off of original issue discount	1,261	Non-cash

Total	$12,849

The Company refinanced its debt in February 2007, by issuing $105 million of 8.875% senior notes due 2015 and entering into an $80 million senior secured revolving credit facility and using the proceeds from this debt to redeem its $170 million Senior Secured Floating Rate Notes. The Company incurred $3.7 million of deferred financing costs related to the newly issued debt and is amortizing the amount over the expected life of the debt.

The Company projects ongoing annual interest expense to be approximately $15 million.

Income Tax Expense

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Income Tax Expense	$3,586	$13,392	$(9,806)	(73.2)%

Income tax expense declined by $9.8 million in the first half of 2007 as a result of a $25.3 million decline in pre-tax income. The Company had an effective tax rate of 34.2% in the twenty-six weeks ended June 30, 2007 and 37.4% in the same period in 2006. The effective tax rate decreased due to the change in other permanent differences.

Net Income

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income	$6,888	$22,377	$(15,489)	(69.2)%

Net income declined $15.5 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 as a result of a $14.2 million decrease in income from operations. Sales increased 7.2% in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006; however this was offset by a 21.2% increase in cost of sales and a 41.6% increase in selling, general and administrative expenses.

EBITDA

EBITDA, which we define as earnings before interest (income) expense, net income tax expense, depreciation and amortization, is not a measure of financial performance under GAAP. EBITDA (and adjusted EBITDA) do not represent and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. We believe, however, that EBITDA is a valuable measure of the operating performance of our business and can assist in comparing our performances on a consistent basis without regard to depreciation and amortization. The following table sets forth a reconciliation of EBITDA from net income, which management believes is the most nearly equivalent measure under GAAP for the reporting periods indicated:

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
	(in thousands)
Net Income	$6,888	$22,377	$(15,489)	(69.2)%
Interest (Income) Expense, net	22,612	11,642	10,970	94.2%
Income Tax Expense	3,586	13,392	(9,806)	(73.2)%
Depreciation and Amortization	2,318	1,295	1,023	78.9%

EBITDA	$35,404	$48,706	$(13,302)	(27.3)%

	Twenty-six Weeks Ended		Change
	June 30, 2007	July 1, 2006	$	%
Non-cash compensation	827	—	827	—

Adjusted EBITDA	$36,231	$48,706	$(12,475)	(25.6)%

EBITDA declined by $13.3 million in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006 largely as a result of the $11.6 million decline in gross profit and the $2.6 million increase in selling, general and administrative expenses. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $0.8 million in the twenty-six weeks ended June 30, 2007 and $0 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Liquidity and Capital Resources

At June 30, 2007, Claymont Steel’s liquidity consisted of cash and funds available under the $80.0 million Claymont Steel credit agreement totaling approximately $25.7 million. Net working capital at June 30, 2007 increased $1.9 million to $60.6 million from $58.8 million at July 1, 2006 primarily due to the increase in inventories and accounts receivables. Rising scrap values during the period have affected inventory valuations as well as the average selling prices associated with the outstanding receivables. The percentage of long-term debt to total capital was 138% at June 30, 2007 and 157% at July 1, 2006. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities. Net cash flows provided by operating activities were $5.4 million for the twenty-six weeks ended June 30, 2007 and net cash flows provided by operating activities were $15.3 million for the twenty-six weeks ended July 1, 2006.

During the twenty-six weeks ended June 30, 2007 the net loss adjusted for non-cash items provided $17.5 million of cash. Accounts receivable grew by $8.5 million as a result of an 4.3% increase in average selling price. The price during the comparison period in 2006 averaged $822 per shipped ton (total average selling price excludes toll processing) while the current receivable pricing for the period ending June 30, 2007 was $857 per ton. The Days Sales Outstanding (DSO) increased slightly from 47 days at June 30, 2007 as compared to 44 days at July 1, 2006. Inventory grew by $10.2 million as a result of the affect of higher scrap costs on inventory valuations and holding more slab tons, 13,546 tons, in inventory. Slab inventory was valued at $474 per ton in 2007 as compared to $411 per ton in 2006 and finished plate inventory was valued at $647 per ton as compared to $549 per ton. Inventory turns remained constant between the periods at 5.6 times. The payment of cash interest on the Senior Secured Floating Rate used $4.0 million; however this was partially offset by a $10.7 million increase in accounts payable which grew as a result of higher scrap and purchased slab prices. Days Payable Outstanding (DPO) was at 58 days at June 30, 2007 and 65 days on July 1, 2006.

Investing Activities. Cash flows used by investing activities were $7.1 million and $6.7 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

During the twenty-six weeks ended June 30, 2007, the Company spent $7.1 million on major capital projects—some of which were begun in 2006—which included enhancements to the melt shop, plate mill and custom burning facility. In the melt shop, the installation of the new scarfing facility was completed at the end of June. When fully operational the equipment will alleviate a material flow bottleneck as well as reduce maintenance costs on the overhead cranes. In the plate mill, spending on the physical lab facility continued as the project nears completion. The lab is expected to reduce costs for testing as well as improve customer service by reducing current lead times associated with acquiring test results from the existing vendor. Spending for the upcoming shutdown continued as well. The reheat furnace will be refurbished and new controls will be added which will improve quality and gas consumption rates. During the first quarter of 2007, a backup armature for the 2Hi roughing stand was also completed and stored at the facility during this period. In the custom burning facility, new overhead cranes and mobile equipment were added to expand capacity.

Financing Activities. Cash flows used by financing activities were $15.3 million and $2.5 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

During the twenty-six weeks ended June 30, 2007, the Company redeemed the $170.1 million of Secured Floating Rate Notes. The Company issued the following new debt in order to redeem the $170.1 million Secured Floating Rate Notes:

$105 million of 8.875% Senior Notes; a $20 million term loan and $44.0 million of borrowings under a $60 million revolving credit facility. During the twenty-six weeks ended June 30, 2007 the Company repaid $2.2 million on the term loan and $9.2 million on the revolving credit facility.

Capital Expenditures

Capital expenditures were $7.1 million in the twenty-six weeks ended June 30, 2007, compared to $6.7 million in the twenty-six weeks ended July 1, 2006. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $15.0 million for each of the full years of 2007 and 2008. The planned capital expenditures for 2007 and 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs as well as maintain the facility at a high level of efficiency.

Environmental Issues

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC will develop a Phase I implementation plan and schedule by October 1, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term future. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. In April 2007, the Company submitted a Facility Evaluation Report indicating the scrap yard was within the regulatory limits for these issues. DNREC has agreed with this assessment and as such the Company believes there are no foreseeable requirements for the remediation of the facility.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Form S-4 (File No. 333-142867), as amended, and have not changed materially from that discussion.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. This Statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for these servicing rights at either fair value or under the amortization method. This Statement will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FASB statement SFAS No. 156, on January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 as of January 1, 2007 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted SFAS No. 158 in December 2006 and its adoption resulted in a $715,000 increase in other comprehensive income.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB 108, in which the SEC staff established an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related financial statement disclosures. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 is effective on or before November 15, 2006. We have completed our evaluation of SAB 108 and have determined that this interpretation does not have a material effect on our consolidated results of operations or consolidated financial position.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of June 30, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of the Notes to Consolidated Financial Statements which is incorporated by reference.

Item 1A.	Risk Factors

See Risk Factors in the Form S-4 (File No. 333-142867), as amended, for a discussion of the Company’s risk factors. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K with the exception of the following risk factor:

Our substantial level of indebtedness could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt totaling, as of June 30, 2007, approximately $150.9 million. In addition, we have the ability to borrow up to $80.0 million under our senior secured revolving credit facility, of which approximately $52.6 million was drawn as of June 30, 2007.

Our substantial level of indebtedness could have important consequences to you, including the following:

•	it may make it difficult for us to satisfy our obligations under our notes, our other indebtedness and contractual and commercial commitments;

•	we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness, which will reduce the funds available to us for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage to those of our competitors who operate on a less leveraged basis.

Furthermore, borrowings under our senior secured revolving credit facility bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would increase, and the risks related to our substantial indebtedness would intensify.

In addition, the indenture governing the notes and the credit agreement governing the term loan and our senior secured revolving credit facility contain various restrictive covenants (including in the case of the term loan and our new senior secured revolving credit facility, certain financial covenants). The covenants limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants would result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, and have a material adverse effect on our liquidity, financial condition and results of operations.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Description
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAYMONT STEEL, INC.

Date: August 14, 2007	By:	/S/ JEFF BRADLEY
Jeff Bradley Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/S/ DAVID CLARK
David Clark Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.