Form 10-Q
period 2007-09-29
Claymont Steel, Inc.
filed 2007-11-14
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 12, 2007, 1,000 shares of the registrant’s common stock were outstanding, all of which were held by the registrant’s parent, Claymont Steel Holdings, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Claymont Steel, Inc. Condensed Consolidated Statements of Earnings (Unaudited), dollar amounts in thousands

	Three Months (13 weeks) Ended September 29, 2007	Three Months (13 weeks) Ended September 30, 2006	Nine Months (39 weeks) Ended September 29, 2007	Nine Months (39 weeks) Ended September 30, 2006
Sales	$71,478	$83,984	$246,970	$247,706
Cost of sales	61,478	59,134	195,114	169,391

Gross profit	10,000	24,850	51,856	78,315
Selling, general and administrative expenses	3,668	6,727	12,437	12,920

Income from operations	6,332	18,123	39,419	65,395

Other income (expense):
Interest income	13	220	215	444
Interest expense	(3,687)	(5,247)	(26,500)	(17,113)
Other non-operating income	—	—	—	139

Total other income (expense)	(3,674)	(5,027)	(26,285)	(16,530)

Income before income taxes	2,658	13,096	13,134	48,865
Income tax expense	1,358	4,905	4,944	18,297

Net Income	$1,300	$8,191	$8,190	$30,568

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. Condensed Consolidated Balance Sheets, dollar amounts in thousands

	September 29, 2007 (Unaudited)	December 31, 2006
	(dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,297		$18,086
Accounts receivable, net	46,876		41,081
Inventories	56,874		40,698
Deferred income taxes	1,819		795
Income taxes receivable			2,095
Prepaid expenses	1,131		515
Other current assets	433

Total current assets	108,430		103,270

Property, plant and equipment, net	31,949		24,103
Intangible assets, net	3,938		4,975
Accrued pension asset	472		472
Deferred financing fees, net	3,561		6,485

Total assets	$148,350		$139,305

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$6,667	$
Accounts payable	24,460		15,748
Accrued expenses	2,964		1,940
Accrued taxes	1,410
Accrued profit sharing	2,012		3,115
Accrued interest payable	1,394		7,364
Due to stockholder	3,000		3,000

Total current liabilities	41,907		31,167

Long-term debt	157,181		168,848
Deferred income taxes	1,989		916

Total liabilities	201,077		200,931
STOCKHOLDER’S DEFICIT:
Total stockholder’s deficit	(52,727)		(61,626)

Total liabilities and stockholder’s deficit	$148,350		$139,305

See notes to condensed consolidated financial statements.

Claymont Steel, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited), dollar amounts in thousands

	January 1 to September 29, 2007	January 1 to September 30, 2006
OPERATING ACTIVITIES:

Net income	$8,189	$30,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,333	4,960
Deferred taxes, net	49	(320)
Stock compensation	713	216
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(5,796)	2,700
Inventories	(16,177)	(6,557)
Prepaid expenses	(617)	242
Income taxes receivable	2,094	(1,011)
Accounts payable	8,712	4,722
Accrued interest payable	(5,970)	(5,453)
Accrued taxes	1,411	(1,022)
Accrued liabilities and profit sharing	(79)	(2,017)
Due to seller	—	(4,814)
Accrued pension	—	5
Other assets and liabilities	(433)	1

Net cash provided by operating activities	3,429	22,220
INVESTING ACTIVITIES:

Capital expenditures	(10,355)	(8,772)

Net cash used in investing activities	(10,355)	(8,772)

FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net	48,372
Borrowings under term loan	20,000
Repayments under term loan	(9,525)
Borrowings under senior notes due 2015	105,000
Repayments under senior secured floating rate notes due 2010	(170,110)
Borrowings under senior secured floating rate notes due 2010	—	(1,890)
Deferred financing fees	(3,600)	(760)
Dividends paid		89

Net cash used in by financing activities	(9,863)	(2,561)

NET INCREASE (DECREASE) IN CASH	(16,789)	10,887

CASH—Beginning of period	18,086	2,356

CASH—End of period	$1,297	$13,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest expense	$20,205	$20,984

Income taxes	$345	$14,173

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

Comprehensive income is equal to net income for the thirty-nine weeks ended September 29, 2007. Comprehensive income for the year ended December 31, 2006 included $715,000 for the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans.” The adoption of SFAS No. 158 should have been recorded as an adjustment to accumulated other comprehensive income and not as a component of comprehensive income. Had the adoption been recorded as prescribed by the guidance in SFAS No. 158, comprehensive income for the year ended December 31, 2006 would have been $35,733.

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

3. INVENTORIES: Inventories, net of any reserves, consist of the following:

	September 29, 2007	December 31, 2006
	(in thousands)
Raw materials	8,194	6,252
Work-in-process	19,318	9,720
Finished Goods	21,731	17,182
Spare Parts Inventory	772	1,030
Supplies	6,859	6,514

	$56,874	$40,698

4. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation and is $31.9 million at September 29, 2007 and $24.1 million at December 31, 2006.

5. FINANCING ARRANGEMENTS

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

On February 15, 2007, the Company replaced the $20 million revolving credit facility with an $80 million senior secured revolving credit facility from US Bank, including a $60 million revolving credit facility and a $20 million term loan. The Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $60 million less any outstanding letters of credit. The revolving facility matures on February 15, 2012. A total of $44.0 million was borrowed on the $60 million revolving credit facility when the facility was established and $48.4 million remains outstanding at September 29, 2007. Interest is payable at US Bank’s prime rate, which was 7.75% on September 29, 2007. Availability under the line of credit was $12.4 million at September 29, 2007.

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

On February 15, 2007, the Company issued $105 million of 8.875% senior notes due 2015. The proceeds of these notes and the revolving credit facility were used to redeem the $172 million senior secured floating rate notes. Interest is payable at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company is required to register the notes with the Securities and Exchange Commission within 180 days after the issuance date. The Company filed a registration statement on Form S-4 to register the notes. The Securities and Exchange Commission declared the registration statement effective on August 9, 2007. On February 15, 2007, the Company borrowed $20 million under a term loan from US Bank as part of the $80 million senior secured revolving credit facility. Interest is payable at either US Bank’s prime rate, which was 7.75% at September 29, 2007, or at LIBOR + 2.5%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement). As of September 29, 2007 there was one mandatory prepayment on August 17, 2007 for $5.6 million.

Long-term debt at September 29, 2007 and December 31, 2006 consists of the following:

	September 29, 2007	December 31, 2006
	(in thousands)
Revolving Credit Facility	$48,373	—
Term Loan	10,475
Senior Notes, due 2015	105,000
Secured Floating Rate Notes, due 2010		168,848

	$163,848	$168,848
Less current portion of long-term debt	6,667

	$157,181	$168,848

Future maturities of long-term debt are: $1.7 million for the three months ended December 31, 2007; $6.7 million for the year ended December 31, 2008; $6.7 million for the year ended December 31, 2009; $0.5 million for the year ended December 31, 2010, $34.8 million for the year ended December 31, 2012; and, $105 million for the year ended December 31, 2015.

6. EMPLOYEE BENEFIT PLANS: The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the thirty-nine week period ended September 29, 2007 and the expected employer contributions for the year ended December 31, 2007 are $0. The components of net periodic pension cost for the twenty-six week period ended September 29, 2007 are:

	Three Months (13 weeks) Ended September 29, 2007	Three Months (13 weeks) Ended September 30, 2006	Nine Months (39 weeks) Ended September 29, 2007	Nine Months (39 weeks) Ended September 30, 2006
	(in thousands)
Service cost	$148	$163	$444	$448
Interest cost	131	144	393	432
Expected return on plan assets	(184)	(202)	(552)	(606)

Net periodic pension cost	$95	$105	$285	$314

7. STOCK BASED COMPENSATION:

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of September 29, 2007, one-half of the total restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the acquisition of Claymont Steel of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

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

In December 2006, the Company adopted the Claymont Steel Holdings, Inc. 2006 Stock Incentive Plan concurrently with its initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s stockholders. As of September 29, 2007, awards under the program consisted of stock options and restricted stock units (“RSUs”). The associated expenses are recorded in the Company’s financial statements as the employees serve the Company. The Company currently issues the shares related to its stock incentive plan from the Company’s authorized and unissued shares of common stock. As of September 29, 2007, 450,000 shares of common stock have been authorized for this stock incentive plan.

For the thirteen week and thirty-nine week period ended September 29, 2007 the Company incurred stock-based compensation expense of $236,000 ($153,000 after tax) and $712,000 ($463,000 after tax), respectively. The compensation expense was recorded in selling, general and administrative expense.

Stock Options

Generally, options expire seven years from the date of grant. Options generally vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. The fair value of each option award on the grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 29, 2007	Three and Six Months Ended June 30, 2007
Expected dividend yield	—	—
Expected stock price volatility	45%	45%
Weighted average risk-free interest rate	4.36	4.82
Expected life of options (years)	4.75	4.75

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

A summary of the Company’s stock option awards as of September 29, 2007 and December 31, 2006, and changes during the thirty-nine week period then ended is presented as follows:

	Shares Subject to Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	106,465	$17.00	6.2
Granted January 31, 2007	80,000	$18.65	6.3
Granted August 23, 2007	69,000	$20.90	6.9

Outstanding at September 29, 2007	255,465	$18.57	6.4
Vested and Expected to Vest at September 29, 2007	237,919	$18.57	6.4

Exercisable at September 29, 2007	0	0	0

As of September 29, 2007, the Company had $1,732,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 3.4 years.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of September 29, 2007 and December 31, 2006, and changes during the thirty-nine week period then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2006	138,940	$13.87
Vested June 23, 2007	(18,863)	$9.32

Outstanding at September 29, 2007	120,077	$14.59

For the thirteen and thirty-nine weeks ended September 29, 2007, the aggregate grant date fair value of RSUs and restricted stock that vested was $176,000. As of September 29, 2007, the Company had $1,696,000 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 2.7 years.

8. MANAGEMENT AGREEMENT: On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, an affiliate of a 43% stockholder, that included a $675,000 annual fee and called for certain additional payments. In December 2006, in connection with the Company’s initial public offering, the Company paid H.I.G. Capital $3 million to terminate the agreement and $1.1 million of additional compensation related to the initial public offering. The agreement is no longer in effect and no further payments are due.

The Company entered into a 12-month management services agreement with CITIC as part of the acquisition in June 2005 for the provision of services by a certain executive. The agreement called for total payments of $551,000 plus a year-end 2005 payment of $500,000. The year-end 2005 payment was made in March 2006 and the agreement is no longer in effect and no further payments are due.

9. LITIGATION AND ENVIRONMENTAL: In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC received Claymont Steel’s ambient and Phase I initiatives on October 1, 2007, which in turn will be developed into an implementation schedule to be submitted to DNREC on or before November 13, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved, it does not foresee the need for additional mercury emissions control equipment in the near term, but the Company is looking into feasibility studies as to whether existing and/or research and development initiatives are potential future endeavors. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

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

Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$46,994	$53,501	$(6,507)	(12.2)%
Standard	24,484	27,774	(3,290)	(11.9)%
Toll Processing	0	2,709	(2,709)
Total	$71,478	$83,984	$(12,506)	(14.9)%

Tons
Custom	51,622	60,098	(8,476)	(14.1)%
Standard	32,117	35,190	(3,073)	(8.7)%
Toll Processing	0	11,587	(11,587)
Total	83,739	106,875	(23,136)	(21.6)%

Average Selling Price
Custom	$910	$890	$20	2.2%
Standard	$762	$789	$(27)	(3.4)%
Total (1)	$854	$853	$1	0.0%

(1)	Total average selling price excludes toll processing.

Sales

Sales decreased 14.9% in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 21.6% decrease in shipments. Sales were hampered by the annual plate mill planned outage in the beginning of the third quarter coupled with unexpected operational issues related to the restart of the reheat furnace.

Average selling price remained flat in the thirteen weeks ended September 29, 2007 compared to the same period in 2006. Average selling prices for custom products increased $20 per ton due to increased prices for customs sizes and record shipments in custom burn products which command a premium price over standard products. Custom sizes continue to generate a price premium over standard sizes, averaging 19% in 2007.

Cost of Goods Sold and Gross Profit

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$61,478	$59,134	$2,344	4.0%
Gross Profit	$10,000	$24,850	$(14,850)	(59.8)%
Gross Profit Margin	14.0%	29.6%

Cost of goods sold increased 4.0% in the thirteen weeks ended September 29, 2007 compared to the same period in 2006, as a result of a 32.7% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $734 largely because of a $52 per shipped ton increase in raw material costs, a $35 increase in energy costs, a $22 increase in services, a $18 increase in supplies, and a $9 increase in parts.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirteen weeks ended September 29, 2007, scrap steel accounted for 75.8% of raw material costs, an increase from 69.5% in the third quarter of 2006 as the consumption of scrap averaged $230 per ton, an increase of $8 per ton from 2006. Scrap prices began to rise in February 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States, however they leveled off by the end of the second quarter and remained flat throughout the third quarter.

Purchased slabs accounted for 6.3% of raw material costs in the thirteen weeks ended September 29, 2007, a decrease from 17.2% in the same period in 2006, as a result of a 74% decrease in purchased slab tons used by the plate mill. However, the average cost of purchased slabs increased significantly to $502 per purchased ton in the thirteen weeks ended September 29, 2007 from $385 per purchased ton in the same period in 2006. During the thirteen weeks ended September 29, 2007, the Company used 3,600 tons of purchased slabs in the plate mill but their cost was roughly equivalent to the internal cost of production. During the thirteen weeks ended September 30, 2006, the Company used 13,800 tons of purchased slabs.

Alloy and flux accounted for 17.9% of raw material costs in the thirteen weeks ended September 29, 2007, with an overall cost of $49 per ship ton compared to $41 per shipped ton in the same period in 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from the second quarter 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $18 per shipped ton in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $35 per shipped ton in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 largely as a result of higher electricity rates, increased production at the electric arc furnace, and reheat furnace inefficiencies.

Labor, parts and service costs increased a total of $57 per shipped ton in the thirteen weeks ended September 29, 2007 compared to the same period in 2006. Increased operating expenses related to the annual plate mill outage, operating difficulties relating to the reheat furnace immediately after the outage and lower than normal productivity related to increased maintenance delays period over period, impacted production and increased costs during the third quarter.

Depreciation expense increased $3 per shipped ton, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006. The change is due largely to the increased re-investment of plant assets from prior historical periods. The capital plan is estimated to have a run rate of $15 million in 2007.

Gross profit declined $14.9 million, or 59.8%, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 14.9% decrease in revenues combined with a 4.0% increase in cost of goods sold. Gross profit margins in the thirteen weeks ended September 29, 2007 declined to 14.0% from 29.6% in the same period in 2006 as cost of goods sold per shipped ton increased $181 per ton while average selling prices increased only $1 per ton (total average selling price excludes toll processing in 2006). As costs rose during the thirteen weeks ended September 29, 2007 from scrap prices, internal operational difficulties, including the plate mill curtailment and the increase in the cost of purchased slabs, the Company was unable to recoup the entire amount through increased selling prices due to overall market constraints.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$3,668	$6,727	$(3,059)	(45.5)%

Selling, general and administrative expenses decreased $3.1 million, or 45.5%, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 primarily due to a number of additional costs in 2006 and one-time items: $2.0 million charge for the settlement of the acquisition-related CITIC litigation; $0.8 million from the reclassification of dividends; $0.6 million from the write-off of the trade name related to the name change; $0.4 million compensation expense related to the vesting of a portion of our Chief Executive Officer’s restricted stock and a bonus; and $0.5 million of transaction-related legal fees. In 2007 we incurred additional expenses to support growth and our public company reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission coupled with legal and related expenses.

Interest Income and Expense

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Interest Income	$13	$220	$(207)	(94.0)%
Interest Expense	$3,687	$5,247	$(1,560)	(29.7)%

Interest income is earned on short-term investment securities and overnight deposits of any available cash balances. The balance in these investment securities declined during the thirteen weeks ended September 29, 2007 compared to the same period in 2006 so the corresponding income from these accounts decreased as well. The Company is committed to paying down the debt associated with the revolving credit facility and term loans. Going forward the company will use its excess cash to reduce these encumbrances as opposed to investing.

Interest expense is comprised of interest and the amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and senior notes. Interest expense has decreased by $1.6 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of the first quarter 2007 debt restructuring. We expect interest expense to continue to decrease as the Company executes its financial strategy of debt reduction.

Income Tax Expense

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Income Tax Expense	$1,358	$4,905	$(3,547)	(72.3)%

Income tax expense declined by $3.6 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of a $10.4 million decline in pre-tax income. The Company had an effective tax rate of 51.1% in the thirteen weeks ended September 29, 2007 and 37.5% in the same period in 2006. The effective tax rate increased in the thirteen weeks ended September 29, 2007 as a result of permanent differences in investments recognized in the period.

Net Income

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$1,300	$8,191	$(6,891)	(84.1)%

Net income declined $6.9 million in the thirteen weeks ended 2007 compared to the same period in 2006 as a result of a $11.8 million decrease in income from operations. Selling, general and administrative expenses declined 45.5% however sales decreased 14.9% and cost of sales increased by 4.0%.

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

	Thirteen Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$1,300	$8,191	$(6,891)	(84.1)%
Interest (Income) Expense, net	3,674	5,027	(1,353)	(26.9)%
Income Tax Expense	1,358	4,905	(3,547)	(72.3)%
Depreciation and Amortization	1,226	1,715	(489)	(28.5)%

EBITDA	$7,558	$19,838	$(12,280)	(61.9)%
Non-cash compensation	587	215	372	173.0%

Adjusted EBITDA	$8,145	$20,053	$(11,908)	(59.4)%

EBITDA declined by $12.3 million in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 as a result of the $12.5 million decline in sales and the $2.3 million increase in cost of sales. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $0.6 million in the thirteen weeks ended September 29, 2007 and $0.2 million in the same period in 2006 and are expected to increase significantly in the balance of 2007.

Thirty-nine Weeks Ended September 29, 2007 Compared to Thirty-nine Weeks Ended September 30, 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$178,323	$161,739	$16,584	10.3%
Standard	68,647	83,183	(14,536)	(17.5)%
Toll Processing	0	2,784	(2,784)
Total	$246,970	$247,706	(736)	(0.3)%

Tons
Custom	199,853	185,460	14,393	7.8%
Standard	88,720	108,951	20,231	(18.6)%
Toll Processing	0	11,922	(11,922)
Total	288,573	306,333	17,760	(5.8)%

Average Selling Price
Custom	$892	$872	$20	2.3%
Standard	$774	$764	$10	1.3%
Total (1)	$856	$832	$24	2.9%

(1)	Total average selling price excludes toll processing.

Sales

Sales decreased 0.3% in thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 5.8% decrease in tons shipped offset by a 2.9% increase in average selling price. Operational set backs impeded production and shipments throughout 2007.

Average selling price increased 2.9% in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 due to increased prices for custom and standard sizes. Custom sizes continue to command a price premium over standard sizes, averaging 15.2% in 2007, over standard sizes and the custom share of shipments continues to grow, reaching 69% of tons shipped in the thirty-nine weeks ended September 29, 2007, compared to 63% in the same period in 2006.

Cost of Goods Sold and Gross Profit

	Thirty -nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$195,114	$169,391	$25,723	15.2%
Gross Profit	$51,856	$78,315	$(26,459)	(33.8)%
Gross Profit Margin	21.0%	31.6%

Cost of goods sold increased 15.2% in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a 5.8% decrease in tons shipped coupled with a 22.2% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $676 largely because of a $65 per shipped ton increase in raw material costs, a $14 increase in energy, a $12 increase in supplies, a $10 increase in service costs and a $9 increase in labor costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirty-nine weeks ended September 29, 2007, scrap steel accounted for 70.4% of raw material costs, an increase from 65.6% in the same period in 2006, and the consumption of scrap averaged $232 per ton, an increase of $35 per ton from 2006. Scrap prices began to rise in the beginning of 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached a high of $278 per purchased ton at the end of the first quarter 2007 and eventually leveled off to $230 by the end of the second quarter and throughout the third quarter.

Purchased slabs accounted for 13.8% of raw material costs in the thirty-nine weeks ended September 29, 2007, a decrease from 19.8% in same period in 2006, as 39.7% less purchased slab tons were used by the plate mill. The lower purchase slab usage is the result of improved and consistent production from the melt shop. The average cost of purchased slabs increased significantly to $507 per purchased ton in the thirty-nine weeks ended September 29, 2007 from $409 per purchased ton in the same period in 2006. During the thirty-nine weeks ended September 29, 2007, the Company used 25,300 tons of purchased slabs in the plate mill which increased cost of goods sold $890,000 above what it would have cost to internally produce those slabs. During the thirty-nine weeks ended September 30, 2006, the Company used 42,000 tons of purchased slabs, but their cost was roughly equivalent to the internal cost of production.

Alloy and flux accounted for 15.8% of raw material costs in the thirty-nine weeks ended September 29, 2007, with an overall cost of $55 per shipped ton compared to $42 per shipped ton in the thirty-nine weeks ended September 30, 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $12 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $14 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 largely as a result of higher electricity rates and higher output at the EAF furnace.

Labor, parts and service costs increased a total of $24 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006. A number of operational difficulties hindered production during the thirty-nine weeks ended September 29, 2007. In January, the plate mill did not have an adequate supply of slabs to roll. This was caused by production difficulties in the melt shop related to the installation of the replacement reactors for the transformers and the subsequent fine tuning of the electrical field. This issue was remedied in late January however it further complicated the Company’s ability to roll and ship plate because the lost tonnage was required to fulfill the current order book. Without the proper slab grades in the existing inventory, the plate mill experienced further curtailments and lost approximately 10,000 tons of rolling due to this issue. In February and March 2007 the plate mill idled operations again because of a natural gas supply curtailment. The interruption was mandated by the Public Service Commission as a result of the extremely cold weather experienced during that time. The local utility company has limited transmission capacity and is therefore empowered by the commission to limit supply to certain customers by contract. Claymont had an interruptible contract with the utility and was obligated by law to cease operations. As a result, plate mill production was curtailed by a total of 9,000 tons in February and March 2007. The Company has recently secured a non-interruptible supply contract for natural gas and will no longer experience these types of delays. Lastly, higher than normal delays at the plate mill in the second quarter 2007 impacted production and increased costs due to the delay of the two-week planned plate mill shut down that was to originally occur in April. Immediately following the plate mill outage, operating difficulties due to the reheat furnace combined with mechanical delays subsequently increased costs.

Depreciation expense increased by $4 per shipped ton in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of increased capital expenditures.

Gross profit declined $26.5 million, or 33.8%, in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of the 15.2% increase in cost of goods sold, while revenue remained flat. Gross profit margins in the thirty-nine weeks ended September 29, 2007 declined to 21.0% from 31.6% in the same period in 2006 as cost of goods sold per shipped ton increased $123 while average selling prices increased only $24. Though the Company experienced record average selling prices during the period, increased sales revenues were not experienced, because the high cost of scrap had a negative impact on our spreads. In addition to the high scrap prices, gross profit was affected by the inability of the plate mill to run evenly as a result of gas curtailments in February and March, as well as efficiency issues in June due to delaying the reheat furnace outage and the difficulty experienced coming out of the July outage.

Selling, General and Administrative Expenses

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Selling, general and administrative expense	$12,437	$12,920	$(483)	(3.7)%

Selling, general and administrative expenses decreased $0.5 million, or 3.7%, in the thirteen weeks ended September 29, 2007 compared to the same period in 2006 primarily due to a number of additional costs in 2006 and one-time items: $2.0 million charge for the settlement of the acquisition-related CITIC litigation; $0.6 million from the write-off of the trade name related to the name change; $0.4 million compensation expense related to the vesting of a portion of our Chief Executive Officer’s restricted stock and a bonus; and, $0.5 million of transaction-related legal fees. Offsetting is increases in 2007 to support growth and our public company reporting requirements, which include costs for increased headcount, for Sarbanes Oxley compliance, and for filing reports required by the Securities and Exchange Commission coupled with legal and related expenses.

Interest Income and Expense

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Interest Income	$215	$444	$(229)	(51.6)%
Interest Expense	$26,500	$17,113	$9,387	54.9%

Interest income is earned on short-term investment securities and overnight deposits of available cash balances. The earnings associated with these investments decreased 51.6%, in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as the balance in investment securities declined.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and notes. Interest expense increased by $9.4 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006. This increase was due to the one-time charges related to refinancing debt during the first quarter, as follows:

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

The Company projects a reduction in ongoing annual interest expense to approximately $15 million.

Income Tax Expense

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Income Tax Expense	$4,944	$18,297	$(13,353)	(73.0)%

Income tax expense declined by $13.4 million in the first nine months of 2007 as a result of a $35.7 million decline in pre-tax income. The Company had an effective tax rate of 37.6% in the thirty-nine weeks ended September 29, 2007 and 37.4% in the same period in 2006. The effective tax rate increased due to the change in other permanent differences.

Net Income

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$8,190	$30,568	$(22,378)	(73.2)%

Net income declined $22.4 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 as a result of a $26.0 million decrease in income from operations. Cost of sales increased by $25.7 million and interest expense increased by $9.4 million.

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

	Thirty-nine Weeks Ended		Change
	September 29, 2007	September 30, 2006	$	%
	(in thousands)
Net Income	$8,190	$30,568	$(22,378)	(73.2)%
Interest Expense, net	26,285	16,530	9,755	59.0%
Income Tax Expense	4,944	18,297	(13,353)	(73.0)%
Depreciation and Amortization	3,544	4,158	(619)	(14.9)%

EBITDA	$42,963	$69,553	$(26,590)	(38.2)%
Non-cash compensation	1,414	215	1,199	557.7%

Adjusted EBITDA	$44,377	$69,768	$(25,391)	(36.4)%

EBITDA declined by $26.6 million in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006 largely as a result of the $25.7 million increase in cost of sales and the $9.4 million increase in interest expense. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $1.4 million in the thirty-nine weeks ended September 29, 2007 and $0.2 million in the same period in 2006 and are expected to increase in the balance of 2007.

Liquidity and Capital Resources

At September 29, 2007, Claymont Steel’s liquidity consisted of cash and funds available under the $80.0 million Claymont Steel credit agreement totaling approximately $12.4 million. Net working capital at September 29, 2007 decreased $2.9 million to $66.5 million from $69.4 million at September 30, 2006 primarily due to the increase in accounts payable and borrowings under the line of credit. The percentage of long-term debt to total capital was 136% at September 29, 2007 and 152% at September 30, 2006. We believe the funds provided by operations, together with borrowings under the Claymont Steel credit agreement will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities. Net cash flows provided by operating activities were $3.4 million for the thirty-nine weeks ended September 29, 2007 and net cash flows provided by operating activities were $22.2 million for the thirty-nine weeks ended September 30, 2006.

During the thirty-nine weeks ended September 29, 2007, net income adjusted for non-cash items provided $20.3 million of cash. Accounts receivable grew by $5.8 million as a result of a 2.9% increase in average selling price. The price during the comparison period in 2006 averaged $832 per shipped ton (total average selling price excludes toll processing) while the current receivable pricing for the period ending September 29, 2007 was $856 per ton. The Days Sales Outstanding (DSO) increased from 52 days at September 29, 2007 as compared to 37 days at September 30, 2006. Inventory grew by $16.2 million as a result of the affect of higher scrap costs on inventory valuations and holding more slab tons and plate tons, 7,673 tons and 8,697 tons respectively, in inventory. Slab inventory was valued at $497 per ton in 2007 as compared to $450 per ton in 2006 and finished plate inventory was valued at $643 per ton as compared to $598 per ton. Inventory turns decreased from 4.4 at September 29, 2007 as compared to 5.8 at September 30, 2006. Cash interest payments on the Senior Secured Floating Rate Notes totaled $4.7 million; however this was partially offset by a $8.7 million increase in accounts payable which grew as a result of higher scrap and purchased slab prices. Days Payable Outstanding (DPO) was at 63 days at September 29, 2007 and 50 days on September 30, 2006.

Investing Activities. Cash flows used by investing activities were $10.4 million and $8.8 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

During the thirty-nine weeks ended June 30, 2007, the Company spent $10.4 million on major capital projects—some of which were begun in 2006—which included enhancements to the melt shop, plate mill and custom burning facility. In the melt shop, the installation of the new scarfing facility was completed at the end of June. This facility is now fully operational and the equipment has alleviated a material flow bottleneck and reduced maintenance costs on the overhead cranes. In the plate mill, spending on the physical lab facility has almost been completed, and we are now focused on training employees. The lab is expected to reduce costs for testing as well as improve customer service by reducing current lead times associated with acquiring test results from the existing vendor. During the first quarter of 2007, a backup armature for the 2Hi roughing stand was also completed and stored at the facility during this period. In the custom burning facility, new overhead cranes, burning tables and mobile equipment were added to expand capacity. The annual planned plate mill outage occurred during the third quarter. Work was completed on the reheat furnace and new instrumentation was added.

Financing Activities. Cash flows used by financing activities were $9.9 million and $2.6 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.

During the thirty-nine weeks ended September 29, 2007, the Company redeemed the $170.1 million Secured Floating Rate Notes. The Company issued the following new debt in order to redeem the $170.1 million Secured Floating Rate Notes: $105 million of 8.875% Senior Notes; a $20 million term loan and $44.0 million of borrowings under a $60 million revolving credit facility. During the thirty-nine weeks ended September 29, 2007 the Company repaid $9.5 million of the term loan and borrowed $4.4 million on the revolving credit facility.

Capital Expenditures

Capital expenditures were $10.4 million in the thirty-nine weeks ended September 29, 2007, compared to $8.8 million in the thirty-nine weeks ended September 30, 2006. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $15.0 million for each of the full years of 2007 and 2008. The planned capital expenditures for 2007 and 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs as well as maintain the facility at a high level of efficiency.

Environmental Issues

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC received Claymont Steel’s ambient and Phase I initiatives on October 1, 2007, which in turn will be developed into an implementation schedule to be submitted to DNREC on or before November 13, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial conditions.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires Claymont Steel to have the selected alternative operational as soon as practical but no later than December 31, 2008. On June 28, 2007, Claymont Steel filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term, but the Company is looking into feasibility studies as to whether existing and/or research and development initiatives are potential future endeavors. It is still very early in the assessment of this issue. As such Claymont Steel cannot estimate the full cost of the corrective measures that will be necessary. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for the financial statements for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of this statement.

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

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of September 29, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

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

We have a substantial amount of debt totaling, as of September 29, 2007, approximately $163.8 million. In addition, we have the ability to borrow up to $80.0 million under our senior secured revolving credit facility, of which approximately $58.8 million was drawn as of September 29, 2007.

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

CLAYMONT STEEL, INC.

Date: November 13, 2007	By:	/S/ JEFF BRADLEY
Jeff Bradley
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By:	/S/ ALLEN EGNER
Allen Egner
Interim Chief Financial Officer
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