Form 10-K
period 2007-12-31
Claymont Steel, Inc.
filed 2008-03-28
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-142867

CLAYMONT STEEL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0309736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4001 Philadelphia Pike

Claymont, Delaware 19703

(302) 792-5400

(Address, including zip code, and telephone number, including area code,

of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company “ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2007, 1,000 shares of the registrant’s common stock were outstanding, all of which were held by the registrant’s parent, Evraz Claymont Steel Holdings, Inc.

i

PART I

Item 1.	Business

We are a mini-mill focused on the manufacture and sale of custom discrete steel plate in North America. Our focus is on small order quantities, short lead times and non-standard dimensions. We provide steel plate in non-standard dimensions to customers with distinct product and service needs. Our production capabilities are complemented by our knowledgeable sales force, dependable quality assurance process, flexible scheduling system and reliable product delivery.

Through our manufacturing facility located in Claymont, Delaware, we have the capacity to produce over 500,000 tons of steel plate annually and we believe we are a low cost producer of custom steel plate in our primary target market. Our routinely maintained facility in Claymont, Delaware conducts a full range of steel-making activities, utilizing an electric arc furnace, slab caster and rolling mill. We believe that our Claymont manufacturing facility is suitable for our operations and has sufficient capacity to meet our needs for the foreseeable future.

Overall shipments, custom steel plate shipments and direct sales to end-users for the past three fiscal years are detailed in the table below.

	Year Ended December 31,
Tons Shipped:	2007	2006		2005
Total	392,188	395,025	(1)	336,749
Product Mix:
Custom Steel Plate	266,230	252,997		240,570
Commodity Steel Plate	125,958	142,028		96,179
Customer Mix:
End-Users	201,093	207,445		188,402
Service Centers	191,095	187,580		148,347

(1)	Total does not include toll processing of 12,158 tons rolled in 2006.

Industry Overview

In 2007, domestic steel mill shipments were 106.1 million net tons, a decrease of 3.5% from 109.9 million tons in 2006, according to the American Iron and Steel Institute. Steel is sold principally to the automotive, construction, steel product fabrication, container and packaging, oil and gas, electrical, machinery and appliance industries. In some of these industries, such as the automotive and construction industries, steel competes with other substitute materials such as plastic, glass, composite and ceramic materials.

Manufacturers of steel are classified as either “integrated mills” or “mini-mills.” Mini-mills differ from integrated steel producers in that their primary input is scrap metal, whereas the integrated mills make steel by processing iron ore and other raw materials in blast furnaces.

The domestic steel industry has experienced strong profitability following a trough period from 1999 to 2003. Increased shipments, consumption, and production were driven by strength in several key end-markets and a stronger overall economy. In addition to strong domestic demand for steel, structural changes to the U.S. steel industry, including consolidation and the widespread acceptance of steel scrap surcharges, significantly contributed to the rebound in the domestic industry.

There are a variety of major product segments produced by steel mills, including long products (rod, bar, rebar, etc.), sheet and plate. Steel plate is used in a wide range of end-markets, including heavy equipment, general construction, railcars, shipbuilding, bridge, fabrication, numerous industrial applications and wide diameter pipe. The strength and diversity of these markets creates a more stable supply/demand balance than that for sheet steel, which is highly dependent on the auto industry. Relative to sheet products, steel plate is more costly and difficult to ship, reducing import pressures.

The steel plate market is comprised of three segments: coil, standard discrete and custom discrete. We focus on the niche custom discrete plate market, which we believe to be approximately 1.6 million tons annually and which commands higher prices per ton than other segments.

Products

We are a niche manufacturer of custom discrete carbon steel plate for use in a number of end-use applications, including bridges, railcars, tool and die, and heavy machine and equipment. We offer a wide range of steel plate products of varying thickness, width and length. Our discrete plate is produced in thicknesses from 1/4” to 6” and in widths from 48” to 156” with a maximum length of 1,400”. We primarily produce three categories of plate steel including Carbon, High Strength Low Alloy (“HSLA”) and Pressure Vessel Quality (“PVQ”). Within each of these categories we manufacture grades as specified by various organizations including the American Society for Testing and Materials (“ASTM”), the American Iron and Steel Institute (“AISI”), the American Bureau of Ships (“ABS”), Canadian Steel Association (“CSA”) and the American Association of State Highway Transportation Officials (“AASHTO”). We produce steel plate in custom lengths, widths and thicknesses primarily for the grades of steel designated in the table below:

Category	Grade	Application
Carbon	ASTM-A36	General construction, general fabrication, light structures
	ASTM-A283	General construction, general fabrication, light structures
	AISI-1008-1045	Chemistry only steels—not certified to any strength levels
	ABS-Grade A	Ship building
	ABS-Grade B	Ship building
	CSA-44W	CSA designation for ASTM-A36 (Canadian)

HSLA	ASTM-A572-50	Increased strength fabrications and structures
	ASTM-A572-60, 65	Increased strength fabrications and structures
	ASTM-A588	Structures that do not require paint (bridges and towers) uniform corrosion resistance
	ABS-AH 32/36	Higher strength ship building
	ABS-DH 32/36	Higher strength ship building, increased impact resistance
	ASTM-A656-80	High strength fabrications, increased abrasion resistance
	ASTM-A633	Medium to high strength fabrications
	ASTM-AR 235	Medium to light duty abrasion resistance
	ASTM-A871-60	High strength fabrications and general construction

PVQ	ASTM A516-70	Pressure vessels, most commonly used grade
	ASTM A285 B/C	Lighter duty pressure vessels
	ASTM A 612	Lighter duty pressure vessels

Customers

We primarily sell discrete steel plate for end use applications that include bridges, tool and die, railcars, and other applications. In the past, the majority of the products we produced were sold directly to service centers, which process and distribute steel plate to end-users. While this continues to be an important part of our business, our customer mix has shifted to include more direct sales to end-users. We have a strong base of key customers, with no single customer accounting for more than 7% of sales in 2007. In 2007, our top 15 customers represented approximately 42% or our total sales, and these customers have an average tenure with us of more than ten years. We shipped 191,095 tons or 49% of our total shipments to service centers in 2007. We ship across the United States, to Canada and to Mexico. In 2007, the mid-Atlantic region accounted for 47% of our shipments.

Sales and Marketing

We sell our steel plate principally through our own sales department. Our sales office is located in our headquarters in Claymont, Delaware. Most of our sales are initiated by contacts between sales representatives and customers. Accordingly, we do not incur material advertising or other promotional expenses. Our sales organization is designed to take full advantage of our successful transition to a custom, service-oriented mini-mill, reaching end-user customers throughout the United States and Canada. Additionally, we utilize independent sales agents to cover regional sales in the Western United States.

Raw Materials

There are three raw material categories consumed in the production of steel plate: scrap, alloys and flux. Scrap comprises 90% of the charge while alloys and flux are 2% and 8% respectively. The key inputs within the scrap mix are shredded automobile scrap and #1 heavy melting scrap. These scrap types account for approximately 45% of the scrap consumed at the facility. Alloys, though not a significant proportion of the tonnage of raw materials consumed, have a dramatic impact on the cost to produce steel. The significant flux additives are lime and coal. The lime acts as a cleansing agent while the coal is used to contribute carbon and energy to the melt shop process.

Local scrap brokers supply a significant amount of scrap that is required for our operations. Several brokers, all located within close proximity of the plant, fulfill the majority of our ongoing scrap requirements. We purchase scrap in small orders, ranging from 200 to 500 tons, to avoid overpaying for the material.

Alloys and flux are purchased by a purchasing agent in the spot market on an as needed basis. Typically, pricing is secured on a quarterly basis and there is no minimum purchase commitment. All purchase orders are reviewed by management to ensure the best pricing has been obtained.

We do not have long-term contracts with any of our suppliers. There are multiple sources of supply for the raw materials we use.

Energy

Our manufacturing process in Claymont consumes large amounts of electricity. We currently satisfy the electrical needs for our facility by purchasing electricity from the local utility, Delmarva Power. Our purchasing is based on hourly real-time market pricing. We do not currently secure long-term energy contracts or purchase futures for purposes of hedging. During the summer months, we may elect to shut down our melt shop during peak periods of power costs. Historically, we have been adequately supplied with electricity and we do not anticipate any material curtailment in our operations resulting from energy shortages.

Our process also consumes a significant amount of natural gas, which is purchased through a combination of Delmarva Power and a third party marketer. The larger portion purchased through a marketer is secured six to eight months in advance based on NYMEX contracts to manage supply and price risk.

Manufacturing Process

We produce steel plate from steel scrap in a two-step process involving, (1) the melt shop operation, where scrap is melted down and cast into a steel slab, and (2) the plate mill operation, where the slab is rolled into steel plate.

Melt Shop Operations

The steelmaking process begins with the receipt and charging of raw materials, scrap, alloys and flux, into the charging buckets. The scrap is loaded into charging buckets with the use of an overhead crane and a field magnet. Other materials are fed through the use of gravity into hoppers and then dumped into the charging buckets with fork trucks.

When all the required material has been loaded, the electric arc furnace roof is swung open so an overhead crane can pick up the charging bucket and charge material into the furnace vessel. The roof swings back into position and three electrodes are lowered into the vessel so the melting process can begin. Electricity and oxygen are the prime sources of energy used to melt the scrap. The electricity is introduced into the vessel through the electrodes while oxygen is piped into the furnace. This process is repeated three times before the capacity of the furnace vessel is reached.

When enough scrap has been melted, approximately 185 tons, the materials are tapped into slide-gate equipped ladles for transfer to the continuous caster to be shaped into slabs. Prior to delivery at the caster, these materials are brought to the stir station where nitrogen or argon gas is introduced so temperature homogenization can occur. Once the hot metal is sufficiently cooled, the ladle is picked up by an overhead crane and delivered to the caster.

The ladle is positioned at the top of the caster for processing through the caster machine. The slide-gate on the ladle is opened and the hot metal pools in the tundish, which is a reservoir leading to the molds of the caster machine. As a consistent supply and flow of metal is established, the metal enters a water-cooled mold resting directly below the tundish. The function of the mold is to shape the metal as well as to cool the outer edges so that it can be pulled through the machine. The newly formed slab is continuously cooled through the various roll zones until it reaches the bottom of the machine where it is cut into five slabs called “mothers.”

Upon cooling, the mothers are inspected for surface defects. Based on the observation of the inspectors, the slabs are conditioned at the scarfing machine. The scarfing machine is effectively a large torch that melts away the imperfections in the slab. The slabs are again torch cut into smaller pieces, “babies,” and transferred to the reheat furnace located at the plate mill.

Plate Mill Operations

Slabs for the plate mill are taken from the slab yard and reheated to rolling temperatures in the furnace. The slabs are then pushed onto the furnace delivery table. Slabs accepted for rolling are processed in the roughing mill. Any necessary slab turns are made on the mill entry and delivery tables. After the last pass, the roughing mill operator delivers the slab to the runout tables. At this point the roughing mill operator can retain control of the slab on the runout tables to oscillate the slab for additional cooling or control can be passed to the finishing mill operator for processing in the finishing mill.

The slab is reduced to plate in the 5,000-hp four-high finishing mill, and delivered to the mill runout tables. When processing is complete, the operator at the leveller control station directs the plate from the runout tables through the plate leveller. After passing through the leveller, the plate is delivered to the cooling bed transfer table and then to the cooling bed.

From the cooling bed, the plates are transferred to the cooling bed return tables and transported to the layout area. After marking and identifying the plate for final dimensions, the plates are transferred to the crop shear for initial cutting. The plate passes from the crop shear onto the turntable, rotated 90 degrees, and then sheared at the double-sided trimming shear. After shearing, the plate is inspected and loaded onto railroad cars for delivery to the shipping department. Any plate measuring greater than 1.5” inches in gauge is burned by torch to its final dimensions. This activity takes place in the burn out area adjacent to the hot leveller and cooling bed runout tables.

Competition

Competition within the steel industry is intense. We compete with commodity steel plate manufacturers and other producers of custom steel plate, including service centers. Our competitors include both integrated steel mills and mini-mills. We compete primarily on the basis of custom design capability, unique production capabilities, responsiveness to customers, product quality and price. Our principal competitor in the plate market is Mittal Steel, the largest steel plate producer in North America. Mittal competes in all three segments of the steel plate market, producing coil, standard discrete and custom discrete plate in three North American facilities.

There are significant barriers to entry primarily due to market conditions in the custom steel plate industry, as well as regulatory constraints which we believe restrict the ability to build new facilities or add additional capacity to existing facilities. In addition, the plants of many of our larger competitors are optimized for producing standard size plate and do not have the additional capacity or the infrastructure to enter the custom market.

Employees

At December 31, 2007, we had 479 employees (153 salaried employees and 326 hourly employees). Of our employees at December 31, 2007, 24 were in sales and sales management, 28 in office and administrative capacities, and 427 in the production facility. None of our employees are parties to a collective bargaining agreement.

Regulatory Matters

Our business is subject to numerous, federal, state and local laws and regulations relating to the protection of the environment and worker safety. Environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases and remediation of hazardous substances. Worker safety laws include the Occupational Safety and Health Act. In addition, we are subject to similar state laws. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, due in part to the fact that certain implementing regulations for some of the laws described above have not yet been promulgated or in certain instances are undergoing revision. These laws and regulations could result in substantially increased capital, operating and compliance costs.

The State of Delaware had requested us to investigate part of our mill site for the existence of potential hazardous substances. An investigative work plan was submitted in late October for some additional sampling, and Claymont Steel (the “Company”) is awaiting review comments from DNREC.

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. DNREC received and approved Claymont Steel’s implementation plan and schedule on December 22, 2007. With that, Claymont Steel has to submit monthly highlights that outline the progress as it relates to the milestones within the schedule. The plan submitted outlines initiatives that need to be complete by December, 2008 per the consent agreement.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by Claymont Steel using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association, and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notifies DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. If we were ultimately required to install and operate a carbon injection system, the associated capital costs would be approximately $500,000.

Although there is no mercury emissions standard, the Company believes that its emissions are within applicable particulate emissions standards, but there can be no assurance that new or more restrictive standards will not be adopted.

Recent Acquisition

On December 9, 2007, our parent entered into an agreement and plan of merger with Evraz Group S.A. and Titan Acquisition Sub, Inc. (the “Merger Agreement”). On January 17, 2008, Titan Acquisition Sub, Inc. an indirect wholly owned subsidiary of Evraz Group S.A. purchased approximately 96.6% of the outstanding shares of common stock of our parent, Claymont Steel Holdings, Inc., for $23.50 per share in a cash tender offer.

On January 24, 2008, Titan Acquisition Sub, Inc. merged with and into Claymont Steel Holdings, Inc. pursuant to the applicable provisions of Delaware law (the “Merger”). As a result of the Merger, Claymont Steel Holdings, Inc. is now an indirect wholly-owned subsidiary of Evraz Group S.A. and has been renamed, Evraz Claymont Steel Holdings, Inc.

Also, as a result of the Merger, Claymont Steel Holdings, Inc. is no longer subject to the reporting requirements pursuant to the Exchange Act and no longer has publicly traded securities. For more information, see note 17 to the financial statements of Claymont Steel, Inc. in Item 8 herein.

Item 1A.	Risk Factors

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve.

The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects the levels of our production and our sales and earnings. The steel industry is highly cyclical, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and applicable tariffs, as well as general economic conditions and the condition of certain other industries. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and global economies in which steel companies sell their products. Future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, either of which would decrease our sales, margins and profitability.

In addition, a disruption or downturn in the construction, oil and gas, durable goods, agricultural, commercial equipment, shipbuilding, bridge fabrication or rail transportation industries could negatively impact our financial condition, production, sales, margins and earnings. These industries are significant markets for our products and are themselves highly cyclical.

Any decrease in the availability, or increase in the cost, of scrap, other raw materials and energy could materially reduce our earnings.

Our operation depends heavily on the availability of various raw materials and energy resources, including scrap metal, natural gas, electricity, and alloys. The availability of raw materials and energy resources may decrease, and their prices are likely to be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Disruption in the supply of our raw materials or energy resources could temporarily impair our ability to manufacture some of our products or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources. If our raw material or energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and lower our earnings.

Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Since the latter part of 2003 through the present, the price of scrap has risen sharply, largely as a result of foreign scrap demand (particularly from China). If we are unable to pass on the cost of higher scrap prices to our customers we will be less profitable. We may not be able to adjust our product prices, especially in the short term, to recover the costs of increases in scrap prices. Moreover, integrated steel producers are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, gives them a raw material cost advantage over mini-mills.

Natural gas and electric power are the primary energy resources used at our facility. Prices for natural gas and electricity have fluctuated in recent years. We do not have a long-term supply contract for electricity. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, energy prices may increase further, which could adversely affect our production costs, competitive position and results of operations. A substantial and prolonged increase in energy costs could have an adverse effect on our margins, earnings and cash flow.

A decrease in the global demand for steel, particularly from China, could have a material adverse effect on global steel pricing and could result in increased steel exports into the United States, which may negatively impact our sales, margins and profitability.

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which has vastly outpaced that country’s manufacturing capacity to produce its own steel needs. A combination of a slowdown in China’s economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, could result in a substantial weakening of both domestic and global steel demand and steel pricing. Should Chinese demand weaken, China might not only become a net exporter of steel but many Asian and European steel producers whose steel output currently feeds China’s steel import needs could find their way into the domestic market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing.

In the recent past, imports of steel into the United States have adversely affected, and may again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

Excessive imports of steel into the United States have in recent years exerted, and may again in the future, exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. According to the American Iron and Steel Institute, imports of steel mill products into the United States constituted 33.3 million tons of the domestic steel market supply for 2007.

U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong and periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, while also being further intensified during periods when the U.S. dollar is strong relative to foreign currencies. Economic difficulties in these countries or a reduction in demand for steel produced by these countries tends to encourage greater steel exports to the United States at depressed prices.

In addition, we believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years has been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. For example, between 1998 and 2001, when imports of hot-rolled and cold-rolled products increased dramatically, domestic steel producers were adversely affected by unfairly priced or “dumped” imported steel. Even though various protective actions taken by the U.S. government during 2001, including the enactment of various steel import quotas and tariffs, resulted in an abatement of some steel imports during 2002 and 2003, these protective measures were only temporary. Many foreign steel manufacturers were granted exemptions from the application of these measures and President Bush, in December 2003, rescinded a substantial part of these protective measures, the so-called Section 201 tariffs, as a result of a November 10, 2003 World Trade Organization ruling declaring that the tariffs on hot-rolled and cold-rolled finished steel imports violated global trade rules, and as a result of economic and political pressures from foreign governments, including threats of retaliatory tariffs on U.S. exports. Moreover, there are products and countries that were not covered by these protective measures, and imports of these exempt products or of products from these countries may have an additional adverse effect upon our revenues and income. In any event, when any of these remaining measures expire or if they are further relaxed or repealed, or if increasingly higher U.S. steel prices enable foreign steelmakers to export their steel products into the United States, even with the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

Excess global capacity and the availability of competitive substitute materials have, at times, resulted in intense competition and may, in the future, cause downward pressure on prices.

Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet customers’ product needs and delivery schedules. The highly competitive nature of the steel industry periodically exerts downward pressure on prices for our products. In the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. The global steel industry is generally characterized by overcapacity, which can have a negative impact on domestic steel prices. This overcapacity has sometimes resulted in high levels of steel imports into the United States exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction in, or in the case of many steel producers, the elimination of, gross margins.

In addition, Mittal Steel USA restarted its idled plate mill in Gary, Indiana, due to increasing demand in the energy market. The reopening of the 160-inch plate mill occurred in September 2007. Mittal also plans to participate in the export market. We have no ability to estimate what effect, if any, this reopening will have on steel pricing.

Fluctuations in the relative value of the U.S. dollar and foreign currencies may negatively impact our sales, margins and profitability.

The value of the U.S. dollar against foreign currencies has been generally in decline since 2001. This weakness in the U.S. dollar has contributed to a decrease in foreign steel imports, which has decreased competition for U.S. steel manufacturers and helped to sustain or increase domestic steel prices. If the value of the U.S. dollar strengthens against foreign currencies, steel imports to the United States may increase and put downward pressure on steel prices, which may adversely affect our sales, margins and profitability.

Environmental regulation imposes substantial costs and limitations on our operations.

The risks of substantial costs and liabilities related to compliance with environmental laws and regulations are an inherent part of our business. For the year ended December 31, 2007, we expended $490,000, in environmental compliance. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. It is possible that future conditions may create substantial environmental compliance or remediation liabilities and the cost of compliance and remediation could be substantial. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean-up liability on generators of hazardous waste and other substances that are disposed of either on or off-site, regardless of fault or the legality of the disposal activities. In addition, in October 2006, the Delaware Department of Natural Resources and Environmental Control issued a Notice of Conciliation and Secretary’s Order requiring Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions and in November 2006 issued a separate Secretary’s Order that requires Claymont Steel to monitor and reduce mercury emissions. In January 2007, Claymont Steel responded to the November 2006 Order. The corrective measures and the outcome of each of these matters cannot be determined at this time, nor can we estimate the cost of any corrective measures or the possibility or amount of any penalty that may be imposed. Moreover, although we are currently able to purchase automobile-free scrap, which results in lower mercury emissions, on the same terms as scrap that includes automobiles, there can be no assurance that we will continue to be able to do so in the future. Further, other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by previous owners of our properties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting to our operations and more costly than anticipated. In addition to potential clean-up liability, we may become subject to substantial monetary fines and penalties for violation of applicable laws, regulations or administrative orders.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, which may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Interruptions in our production capabilities will inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facility is subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverages we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

We depend on our senior management’s experience and knowledge of our industry, and the loss of any key members of our senior management team could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team, who have significant experience in the steel industry. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel with significant steel industry experience as needed in the future. Failure to continue to attract these individuals at reasonable compensation levels could have a material adverse effect on our business, liquidity and results of operations.

Although we do not anticipate that we will have to replace any of these individuals in the near future, the loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business.

We have substantial indebtedness, and we have negative stockholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

We have a substantial amount of debt and we have negative stockholders’ equity. As of December 31, 2007, we have total indebtedness of approximately $151.6 million and stockholders’ deficit of $51.7 million. Our substantial level of indebtedness could have important consequences to you, including the following:

•	we must use a substantial portion of our cash flow from operations to pay interest on our other indebtedness, which will reduce the funds available to us for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage to those of our competitors who operate on a less leveraged basis.

Furthermore, any borrowings under the Claymont Steel credit agreement bears interest at variable rates. There was $46.6 million outstanding under our credit agreement on December 31, 2007. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase, and the risks related to our substantial indebtedness would intensify.

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future performance will be affected by a range of economic, competitive, legislative, operating and other business factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the notes and our other indebtedness.

The agreements governing our indebtedness impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The agreements governing our indebtedness contain covenants that restrict our ability and the ability of our subsidiaries to take various actions, such as:

•	incurring or generating additional indebtedness;

•	making certain investments or acquisitions;

•	paying dividends on our capital stock or redeeming, repurchasing or retiring our capital stock or subordinated indebtedness or making other restricted payments;

•	selling or issuing capital stock of our current subsidiary and our future restricted subsidiaries;

•	entering into certain transactions with affiliates;

•	creating or incurring liens on our assets;

•	transferring or selling assets;

•	incurring dividend or other payment restrictions affecting certain of our existing and future subsidiaries; and

•	consummating a merger, consolidation or sale of all or substantially all of our assets.

These covenants limit our ability, and the ability of our subsidiaries, to engage in activities that may be in our long-term best interests. Our failure, and the failure of our subsidiaries, to comply with these covenants would result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, and have a material adverse effect on our liquidity, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our corporate headquarters are located in Claymont, Delaware. We operate out of a single, owned manufacturing facility also located in Claymont, Delaware on a 425-acre site bordering the Delaware River, which includes a 185-ton electric arc furnace, a single strand caster and a 160-inch plate rolling facility. We believe that our plate mill is in good condition and is suitable for our operations and believe that our operating facility has sufficient capacity to meet our needs for the foreseeable future. We do not own or lease any other real property.

Item 3.	Legal Proceedings

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by Claymont Steel using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association, and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notifies DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DNREC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. If we were ultimately required to install and operate a carbon injection system, the associated capital costs would be approximately $500,000.

Item 4.	Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matter and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. Our parent, Evraz Claymont Steel Holdings, Inc., owns all of our outstanding common stock. We have not paid dividends over the past two fiscal years and we do not expect to pay dividends in the foreseeable future. The agreements governing our indebtedness limit our ability to pay dividends.

The following table provides information as of December 31, 2007 concerning shares of our parent’s common stock authorized for issuance under its existing non-qualified equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders(1)	205,348	$18.84	244,652
Equity compensation plans not approved by security holders	0	—	0

Total	205,348	$18.84	154,328

(1)

Represents shares issued under the 2006 Stock Incentive Plan. This plan was terminated in connection with the Merger and all issued and outstanding options were cashed out pursuant to the Merger Agreement.

Recent Sales of Unregistered Securities and Repurchases of Equity Securities

We have not sold any unregistered equity securities during fiscal year 2007 nor have we repurchased any of our equity securities in the fourth quarter of 2007.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial and operating data. The statement of operations data and balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and for the periods from June 10, 2005 to December 31, 2005 and January 1, 2005 to June 9, 2005 are derived from, and should be read together with, the audited consolidated financial statements and the accompanying notes included elsewhere in this annual report on Form 10-K. The period from June 10, 2005 to December 31, 2005 is impacted by the purchase price allocation as a result of the Acquisition (as defined in Item 7). Data for periods prior to June 10, 2005 relates to the predecessor company. All of the selected historical consolidated financial and operating data should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our consolidated financial statements and the accompanying notes and other information, included herein.

	Year Ended December 31,			June 10 to Dec. 31	Jan. 1 to June 9	Year Ended December 31,
	2007(2)	2006(2)		2005(2)	2005(1)	2004(1)	2003(1)
Statement of Operations Data:
Sales	$345,352	$344,704		$153,279	$131,109	$244,997	$112,967
Cost of goods sold	281,741	244,466		117,732	81,184	172,470	113,532

Gross profit	63,611	100,238		35,547	49,925	72,527	(565)
Selling, general and administrative expenses	17,740	19,293		8,041	2,535	8,303	5,579

Income (loss) from operations	45,871	80,945		27,506	47,390	64,224	(6,144)
Interest income	229	698		14	228	47	3
Other non-operating income	—	138		101	—	147	146
Interest expense	(30,064)	(23,265)		(11,632)	—	(568)	(900)

Income (loss) before income taxes	16,036	58,516		15,989	47,618	63,850	(6,895)

Income tax (benefit) expense	7,129	22,783		5,686	17,583	21,881	(147)

Net income (loss)	$8,907	$35,733		$10,303	$30,035	$41,969	$(6,748)

Net income (loss) from continuing operations per share—basic and diluted	$8,907	$35,733		$10,303	$30,035	$41,969	$(6,748)
Weighted average common shares outstanding—basic and diluted	1,000	1,000		1,000	1,000	1,000	1,000

Other Financial and Operating Data:
Tons shipped	392,188	395,025	(3)	188,440	148,309	343,758	290,777 (3)
Sales per ton	$881	$865	(3)	$813	$884	$713	$389 (3)
Capital expenditures	$16,129	$11,884		$5,926	$416	$1,638	$1,572

(1)	Predecessor company.
(2)	Successor company.
(3)	Sales per ton and tons shipped for the year ended December 31, 2006 excludes toll processing sales of $2.8 million for 12,158 tons rolled.

	December 31,
	2007(2)	2006(2)	2005(2)	2004(1)	2003(1)
	(dollars in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,926	$18,086	$2,356	$4,177	$523
Net property, plant, and equipment	36,400	24,103	14,615	27,012	30,631
Total assets	147,486	139,305	108,391	102,285	67,455
Total debt	151,630	168,848	170,452	—	19,911
Total stockholder’s equity (deficit)	(51,672)	(61,626)	(98,422)	76,240	34,308

(1)	Predecessor company.
(2)	Successor company.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	equipment failures;

•	loss of key personnel; and

•	other factors described in this annual report on Form 10-K. See Item 1A—”Risk Factors.”

We believe the forward-looking statements in this annual report on Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Overview

The consolidated financial statements include the results of the Company’s wholly-owned subsidiary, CitiSteel PA, Inc. All significant inter-company balances and transactions have been eliminated.

The Company has one division which manufactures and sells custom discrete steel plate in North America. The Company operates a steel mini-mill in Claymont, Delaware.

On June 10, 2005, the Company’s wholly-owned subsidiary was acquired from its former owner, CITIC USA Holdings, Inc., for $74.4 million plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments. We refer to this transaction throughout this annual report as the “Acquisition.”

The Company’s sales remained flat in 2007 compared to 2006 as a result of a 0.7% decrease in tons shipped (excluding toll processing) coupled with a 1.8% increase in average selling price driven by increased prices for custom sales. Results were negatively impacted by a 15.2% increase in costs of goods sold. Selling, general and administrative costs decreased by 8.0% mainly as a result of a few one-time items incurred in 2006. Interest expense increased by 29.2% due to the first quarter refinancing costs.

The Company expects to spend approximately $12 million on capital improvements in 2008 mainly focused on a scrap handling system to assist in efficient and reliable movement of scrap to the EAF furnace, design and engineering for an EAF regulating transformer, which will improve efficiency and lower electric consumption when installed in 2009, and continued improvement in various electrical systems throughout the plant geared towards stabilizing operations.

Operations

The Company operates in one business segment. The following table sets forth, for the periods indicated, the percentage of sales represented by selected income statement items and information regarding selected balance sheet data. Results for the year ended December 31, 2005 are shown on a pro forma basis, as if the Acquisition occurred at the beginning of that period.

					Pro Forma 2005
	2007		2006
	$	%	$	%	$	%
Sales	345,352	100.0%	344,704	100.0%	284,388	100.0%
Cost of Goods Sold	281,741	81.6%	244,466	70.9%	183,724	64.6%

Gross Profit	63,611	18.4%	100,238	29.1%	100,664	35.4%
Selling, General and Administrative Expenses	17,740	5.1%	19,293	5.6%	9,668	3.4%

Income From Operations	45,871	13.3%	80,945	23.5%	90,996	32.0%
Other Income (Expense):
Interest Income	229	0.1%	698	0.2%	242	0.1%
Interest Expense	(30,064)	(8.7)%	(23,265)	(6.8)%	(14,558)	(5.1)%
Other Non-Operating Income	—	0.0%	138	0.0%	101	0.0%

Total Other Income (Expense)	(29,835)	(8.6)%	(22,429)	(6.5)%	(14,215)	(5.0)%

Income Before Income Taxes	16,036	4.6%	58,516	17.0%	76,781	27.0%
Income Tax Expense	7,129	2.1%	22,783	6.6%	28,012	9.8%

Net Income	8,907	2.6%	35,733	10.4%	48,769	17.1%
Interest (Income) Expense, net	29,835	8.6%	22,567	6.6%	14,316	5.0%
Income Tax Expense	7,129	2.1%	22,783	6.6%	28,012	9.8%
Depreciation and Amortization	5,214	1.5%	4,279	1.2%	2,902	1.0%

EBITDA	51,085	14.8%	85,362	24.8%	93,999	33.1%
Non-cash compensation	1,941	0.6%	258	0.1%	—	0.0%
Adjusted EBITDA	53,026	15.4%	85,620	24.8%	93,999	33.1%

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

2007 Compared to 2006

Discussion and Analysis of Income

			Change
	2007	2006	Amount	%
Sales
Custom	$237,057	$227,459	$9,598	4.2%
Standard	108,295	114,405	(6,110)	(5.3)%
Toll Processing		2,840	(2,840)

Total	$345,352	$344,704	$648	0.2%

Tons
Custom	266,230	265,916	314	0.1%
Standard	125,958	129,109	(3,151)	(2.4)%
Toll Processing		12,158	(12,158)

Total	392,188	407,183	(14,995)	(3.7)%

Average Selling Price
Custom	$890	$855	$35	4.1%
Standard	860	886	(26)	(2.9)%
Total	$881	$865	$16	1.8%

Note: Total average selling price excludes toll processing.

Sales

Sales remained flat in 2007 compared to 2006 as a result of a 0.7% decrease in tons shipped (excluding toll processing) coupled with a 1.8% increase in average selling price. Operational set backs impeded production and shipments throughout 2007. Average selling price increased 1.8% driven by increased prices for custom sizes. Custom sizes continue to command a price premium, averaging 15.9% in 2007, over standard sizes.

Cost of Goods Sold and Gross Profit

			Change
	2007	2006	$	%
Cost of Goods Sold	281,741	244,466	37,275	15.2%
Gross Profit	63,611	100,238	(36,627)	(36.5)%
Gross Profit Margin	18.4%	29.1%		(10.7)%

Note: 2006 Cost of Goods Sold per Ton Shipped excludes toll processing of 12,158 tons and cost of goods sold of $500,000.

Cost of goods sold increased 15.2% in 2007. Cost of goods sold per shipped ton increased to $718 largely because of a $49 per shipped ton increase in raw material costs, a $14 increase in energy, a $12 increase in service costs, a $10 increase in supplies and a $9 increase in labor costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In 2007, scrap steel accounted for 71.5% of raw material costs, an increase from 64.0% in 2006. The consumption of scrap averaged $235 per ton, an increase of $35 per ton from 2006. Scrap prices began to rise in the beginning of 2007 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached a high of $278 per purchased ton at the end of the first quarter 2007, leveled off mid year to $230 per ton, and began to increase throughout the 4 th quarter.

Purchased slabs accounted for 12.6% of raw material costs in 2007, a decrease from 20% in 2006 as 37% less purchased slab tons were used by the plate mill. The lower purchase slab usage is the result of improved and consistent production from the melt shop. The average cost of purchased slabs increased significantly to $507 per purchased ton, an increase of $17 per purchased ton from 2006. In 2007, the Company used 34,500 tons of purchased slabs in the plate mill which increased cost of goods sold $2.0 million above what it would have cost to internally produce those slabs. In 2006, the Company used 55,000 tons of purchased slabs in the plate mill which increased cost of goods sold $4.2 million above what it would have cost to internally produce those slabs.

Alloy and flux accounted for 18.2% of raw material costs in 2007, compared to 16% in 2006 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased in price from 2006.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $10 per shipped ton in 2007 compared to 2006 due to vendor price increases and increased usage as a result of the higher melt shop output coupled with expanded custom production requiring higher volumes of specialized grades.

Energy costs increased $14 per shipped ton in 2007 compared to the same period in 2006 largely as a result of higher electricity rates and higher output at the EAF furnace.

Labor, parts and service costs increased a total of $24 per shipped ton in 2007 compared to 2006. A number of operational difficulties hindered production during 2007. Higher than normal delays at the plate mill in the second quarter 2007 impacted production and increased costs due to the delay of the two-week planned plate mill shut down that was to originally occur in April. Immediately following the plate mill outage, operating difficulties due to the reheat furnace combined with mechanical delays subsequently increased costs. The original outage for the plate mill added $2.3 million in maintenance related costs, combined with an additional 2 week outage required in both the plate mill and melt shop operations which commenced late 2007 and carried over into 2008. This added additional costs in 2007 of $1.4 million for maintenance related costs.

Depreciation expense increased by $4 per shipped ton in 2007 compared to 2006 as a result of increased capital expenditures.

Gross profit declined $36.6 million, or 36.5%, in 2007 compared to 2006 as a result of the 15.2% increase in cost of goods sold, while revenue remained flat. Gross profit margins in 2007 declined to 18.4% from 29.1% in 2006 as cost of goods sold per shipped ton increased $100 while average selling prices increased only $16. Though the company experienced record average selling prices during the period, gross profit declined because the high cost of scrap had a negative impact on our spreads. In conjunction with the high scrap costs, was the inability of the plate mill to run evenly as a result of gas curtailments in February and March, running less efficiently in June due to delaying the reheat furnace outage and the difficulty experienced coming out of the July outage. Slabs, though a factor, had a lesser impact as the melt shop continued to produce at a consistent level.

Selling, General and Administrative Expenses

			Change
	2007	2006	$	%
Selling, general and administrative expense	$17,740	$19,293	$(1,553)	(8.0)%

Selling, general and administrative expenses decreased $1.6 million, or 8.0%, in 2007 compared to 2006 primarily due to a number of additional costs in 2006 and one-time items: $2.0 million charge for the settlement of the acquisition-related CITIC litigation; $0.8 million from the reclassification of dividends; $0.6 million from the write-off of the trade name related to the name change; and, $0.5 million of transaction-related legal fees. Offsetting these decreases are increases in 2007 to support growth and our public company reporting requirements, which include costs for increased headcount, Sarbanes Oxley compliance, and filing reports required by the Securities and Exchange Commission coupled with legal and related expenses.

Interest Income and Expense

			Change
	2007	2006	$	%
Interest Income	$229	$698	$(469)	(67.2)%
Interest Expense	(30,064)	(23,265)	6,799	29.2%

Interest income is earned on overnight deposits of available cash balances. The earnings associated with these investments decreased 67.2% as the balance in the cash accounts declined. The Company ended 2007 with $1.9 million of available cash balances as compared to $18.1 in 2006. The Company is committed to paying down the debt associated with the revolving credit facility and term loans. The Company is required to use its excess cash to reduce these encumbrances as opposed to investing in marketable securities.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s credit facility, term loan and notes. Interest expense increased by $6.8 million in 2007 compared to 2006. This increase was due to the one-time charges related to refinancing debt during the first quarter as follows:

Call premium	$5,103	Cash
Write-off of deferred financing fees	6,485	Non-cash
Write-off of original issue discount	1,261	Non-cash

Subtotal	$12,849

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

The Company projects a reduction in ongoing annual interest expense to approximately $15 million.

Income Tax Expense

			Change
	2007	2006	$	%
Income Tax Expense	$7,129	$22,783	$(15,654)	(68.7)%

Income tax expense declined by $15.7 million in 2007 as a result of a $42.5 million decline in pre-tax income. The Company had an effective tax rate of 44.5% in 2007 and 38.9% in 2006. The effective tax rate increased in 2007 due to higher permanent differences specifically due to higher SFAS 123 R costs.

Net Income

			Change
	2007	2006	$	%
Net Income	$8,907	$35,733	$(26,826)	(75.1)%

Net income declined $26.8 million in 2007 as a result of a decline of $35.1 million in income from operations, principally as a result of $37.3 million increase in cost of goods sold.

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

			Change
	2007	2006	$	%
Net Income	$8,907	$35,733	$(26,826)	(75.1)%
Interest (Income) Expense, net	29,835	22,567	7,268	32.2%
Income Tax Expense	7,129	22,783	(15,654)	(68.7)%
Depreciation and Amortization	5,214	4,279	935	21.9%

EBITDA	$51,085	$85,362	$(34,277)	(40.2)%
Non-cash compensation	1,941	258	1,683	652.3%
Adjusted EBITDA	$53,026	$85,620	$(32,594)	(38.1)%

EBITDA declined by $34.3 million in 2007 largely as a result of the $26.8 million decline in net income. Net income declined in 2007 primarily due to the $37.3 million increase in cost of goods sold. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs and vacation expense accruals. These amounts totaled $1.9 million in 2007 and $0.3 million in 2006.

2006 Compared to 2005

Discussion and Analysis of Income

			Change
	2006	2005	$	%
Sales
Custom	$227,459	$204,341	$23,118	11.3%
Standard	114,405	80,047	34,358	42.9%
Toll Processing	2,840	—	2,840

Total	$344,704	$284,388	$60,316	21.2%

Tons
Custom	265,916	240,570	25,346	10.5%
Standard	129,109	96,179	32,930	34.2%
Toll Processing	12,158	—	12,158

Total	407,183	336,749	70,434	20.9%
Average Selling Price
Custom	$855	$849	6	0.7%
Standard	$886	$832	54	6.5%
Total	$865	$845	20	2.4%

Note: Total average selling price excludes toll processing.

Sales

Sales increased 21.2% in 2006 as a result of a 17.3% increase in tons shipped (excluding toll processing) coupled with a 2.4% increase in average selling price. Increased customer demand led by growth in domestic construction and manufacturing, continued economic expansion, and a decline in steel plate imports drove higher shipments. The Company’s capital expenditure program, including the installation of a new electrical drive system, increased plate mill and shipping capacity, which provided for the significant increase in plate tons rolled and shipped in 2006. However, melt shop production did not keep pace with the plate mill and the Company consumed 62% more purchased slabs in 2006.

Average selling price increased 2.4% driven by increased prices for custom and standard sizes. Custom sizes continue to command a price premium, averaging 7.0% in 2006, over standard sizes.

Cost of Goods Sold and Gross Profit

			Change
	2006	2005	$	%
Cost of Goods Sold	244,466	183,724	60,742	33.1%
Gross Profit	100,238	100,664	(426)	(0.4)%
Gross Profit Margin	29.1%	35.4%		(6.3)%

Note: 2006 Cost of Goods Sold per Ton Shipped excludes toll processing of 12,158 tons and cost of goods sold of $500,000.

Cost of Goods Sold increased 33.1% in 2006 as a result of a 17.3% increase in tons shipped coupled with a 13.2% increase in cost of goods sold per ton shipped. Cost of goods sold per ton shipped increased to $618 largely because of a $53 per shipped ton increase in raw material costs and a $14 per shipped ton increase in service costs, partially offset by an $11 per shipped ton drop in energy costs.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In 2006, scrap steel accounted for 64.0% of raw material costs, a decrease from 67.0% in 2005 as more purchased slabs were used by the plate mill, and averaged $200 per ton of scrap purchased, an increase of $31 per ton purchased from 2005. Scrap prices began to rise in April 2006 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap reached $216 per purchased ton in the second quarter of 2006 and then dropped to $204 in the fourth quarter.

Purchased slabs accounted for 20% of raw material costs in 2006, an increase from 17% in 2005 as 62% more purchased slab tons were used by the plate mill, and averaged $490 per purchased ton, an increase of $37 per purchased ton from 2005. Purchased slab prices rose from $370 per purchased ton in the fourth quarter of 2005 to $550 per purchased ton in the fourth quarter of 2006 as world-wide demand increased. In 2006, the Company used 55,000 tons of purchased slabs in the plate mill which increased cost of goods sold $4.2 million above what it would have cost to internally produce those slabs. In 2005, the Company used 34,000 tons of purchased slabs which added an incremental $3.5 million to cost of goods sold. The Company estimates that increased third party slab consumption and higher fixed costs per ton resulting from lower production cost as much as $7.2 million in 2006.

Alloy and flux accounted for 16% of raw material costs in 2006, the same percentage in 2005.

Energy costs declined $11 per shipped ton in 2006 largely as a result of lower electricity rates.

Labor, parts and service costs increased a total of $18 per shipped ton in 2006 partially as a result of the planned two week plate mill shut down in March 2006 for maintenance which added $2.3 million in maintenance-related costs. Costs increased as a result of the implementation of an ongoing scheduled maintenance program in the melt shop and plate mill, designed to increase capacity and improve productivity.

Additionally, in 2006 cost of goods sold was negatively impacted by lower production levels in the melt shop caused by problems with the electrical system supporting the electric arc furnace which forced a reduction in power levels. This significantly decreased productivity, decreasing gross profit by approximately $5.0 million. Capital improvements in the fourth quarter of 2006 and first quarter of 2007 enabled the melt shop to return to normal operations.

Gross profit declined $0.4 million, or 0.4%, in 2006 as a result of the 33.1% increase in cost of goods sold, offset by a 21.2% increase in revenues. Gross profit in 2006 declined to 29.1% from 35.4% in 2005 as cost of goods sold per shipped ton increased $72 while average selling prices increased $20. As costs rose in 2006 from internal operational difficulties, including the electrical field problem and the increase in purchased slabs, the Company was unable to significantly increase selling prices due to overall market constraints.

Selling, General and Administrative Expense

			Change
	2006	2005	$	%
Selling, General and Administrative Expense	$19,293	$9,668	$9,625	99.6%

Selling, general and administrative expenses increased $9.6 million, or 99.6%, in 2006 largely as a result of non-recurring transaction-related and litigation-related expenses and partially from increased costs associated with expanded capacity. Total non-recurring costs in 2006 were $6.5 million and included $2.0 million for the settlement of litigation with CITIC Holdings USA, Inc., our former owner, $3.0 million paid to H.I.G. Capital, a major stockholder, to terminate a management agreement and for a transaction fee, $0.7 million paid in management fees- prior to cancellation of the agreement- to H.I.G., and $0.6 million to write-off the Company’s prior trade name.

To support continued growth, the Company added 5 salespeople and 3 administrative people in 2006, bringing total selling, general and administrative headcount to 47. In total, compensation expense increased $1.8 million in 2006 as a result of increased headcount, normal salary increases and a full-year of our CEO’s salary and bonus. In addition, legal, accounting and tax services increased by $0.7 million as the Company issued and registered its notes and effected an initial public offering of its common stock.

Interest Income and Expense

			Change
	2006	2005	$	%
Interest Income	$698	$242	$456	188.4%
Interest Expense	(23,265)	(14,558)	8,707	59.8%

Interest income is earned on overnight deposits of available cash balances and increased in 2006 as the balances in the cash accounts increased.

Interest expense is comprised of interest, amortization of original issue discount and amortization of deferred financing fees on the Company’s floating rate notes. Interest expense increased by $8.7 million in 2006 primarily as a result of the issuance of the floating rate notes in July 2006, which led to $6.0 million of interest expense in 2006, partially offset by the fact that 2005 included $2.9 million of interest expense from the write-off of deferred financing fees related to the original acquisition debt which was refinanced by the floating rate notes in August 2005.

Income Tax Expense

			Change
	2006	2005	$	%
Income Tax Expense	$(22,783)	$(28,012)	$(5,229)	(18.7)%

Income tax expense declined by $5.2 million in 2006 as a result of an $18.3 million decline in pre-tax income. The Company had an effective tax rate of 38.9% in 2006 and 36.5% in 2005. The effective tax rate increased in 2006 as a result of the recognition of certain state tax liabilities.

Net Income

			Change
	2006	2005	$	%
Net Income	$35,733	$48,769	$(13,036)	(26.7)%

Net income declined $13.0 million in 2006 as a result of a decline of $10.1 million in income from operations, principally as a result of $7.6 million in non-recurring selling, general and administrative expenses.

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

			Change
	2006	2005	$	%
Net Income	$35,733	$48,769	$(13,036)	(26.7)%
Interest (Income) Expense, net	22,567	14,316	8,251	57.6%
Income Tax Expense	22,783	28,012	(5,229)	(18.7)%
Depreciation and Amortization	4,279	2,902	1,377	47.5%

EBITDA	$85,362	$93,999	$(8,637)	(9.2)%
Non-cash compensation	258		258	100.0%
Adjusted EBITDA	$85,620	$93,999	$(8,379)	(8.9)%

EBITDA declined by $8.6 million in 2006 largely as a result of $6.5 million of non-recurring selling, general and administrative expenses coupled with expenses incurred to support sales growth. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs. These amounts totaled $0.3 million in 2006.

Liquidity and Capital Resources

Our ongoing working capital requirements are largely driven by our level of accounts receivable and inventory and our capital expenditures. Ongoing accounts receivable balances will be determined by future sales and customer payment terms. Customer payment terms are expected to remain at the current level of 30 days with certain customers given a small discount for more rapid payment. Inventory balances will largely be determined by levels of scrap and purchased slab inventory. We carefully control our scrap purchases in order to match inventory levels to production requirements and may, from time to time, take advantage of opportunities to purchase excess scrap at advantageous pricing. Likewise, we attempt to match slab purchases to production requirements. Slab purchases typically require long lead times, and we may also purchase excess slab inventory at advantageous pricing.

At December 31, 2007, Claymont Steel’s liquidity consisted of cash and funds available under the $80.0 million Claymont Steel credit agreement totaling approximately $23.6 million. Net working capital at December 31, 2007 decreased $22.5 million to $49.6 million from $72.1 million at December 31, 2006 primarily due to an increase in accounts payable and the short-term debt established with the new revolving credit facility.

Cash Flows

Operating Activities. Net cash flows provided by operating activities were $21.8 million for the year ended December 31, 2007, $30.2 million for the year ended December 31, 2006, $28.3 million for the period of June 10, 2005 to December 31, 2005, and $36.5 million for the period from January 1 to June 9, 2005.

During the year ended December 31, 2007 net income adjusted for non-cash items provided $22.9 million in cash from operating activities, and growth in inventory due to higher costs used $11.4 million of cash. This increase was offset by $14.0 million increase in accounts payable. Also, an increase in accounts receivable used $5.8 million of cash as the Company increased days-sales outstanding from 44 days at December 31, 2006 to 49 at December 31, 2007.

During the year ended December 31, 2006 net income adjusted for non-cash items provided $43.6 million in cash from operating activities, and growth in inventory to support accelerating sales used $4.7 million of cash. This increase was partially offset by an increase in accounts receivable which used $2.3 million of cash as sales increased 21.2% and the Company maintained days-sales outstanding at 48 days through the period. Further, the Company used $6.2 million in cash to settle the CITIC litigation regarding the working capital adjustment in connection with the Acquisition. The CITIC settlement of $4.3 million was applied to the due to seller liability and $1.9 million was charged to operating expense.

During the period from June 10 to December 31, 2005, net income adjusted for non-cash items provided $10.7 million in cash from operating activities and growth in accounts receivable used $8.8 million of cash. The growth in accounts receivable was caused by an increase in days-sales-outstanding, from 36 days at the beginning of the period to 48 days at the end of the period, as certain large customers were granted longer payment terms. Inventories declined $9.9 million as the non-cash purchase accounting inventory write-up of $14.0 million, made at the time of the Acquisition, was expensed. Accounts payable grew $8.4 million as a result of negotiating extended terms with our vendors.

During the period from January 1 to June 9, 2005, net income adjusted for non-cash items provided $32.0 million in cash from operating activities. Inventories declined $5.3 million as a result of a decline in average scrap price from $204 per ton at the beginning of the period to $150 per ton at the end of the period.

Investing Activities. Cash flows used by investing activities were $16.1 million for the year ended December 31, 2007, $11.9 million for the year ended December 31, 2006, $106.8 million for the period of June 10, 2005 to December 31, 2005, and $0.4 million for the period from January 1 to June 9, 2005.

During the year ended December 31, 2007, we spent $16.1 million on capital expenditures, which included enhancements to the melt shop, plate mill and custom burning facility. In the melt shop, the installation of the new scarfing facility was completed at the end of June. This facility is now fully operational and the equipment has alleviated a material flow bottleneck and reduced maintenance costs on the overhead cranes. In the plate mill, spending on the physical lab facility has been completed, and we are now focused on training employees. The lab is expected to reduce costs for testing as well as improve customer service by reducing current lead times associated with acquiring test results from the existing vendor. During the first quarter of 2007, a backup armature for the 2Hi roughing stand was also completed and stored at the facility during this period. In the custom burning facility, new overhead cranes, one orz, burning tables and mobile equipment were added to expand capacity. The annual planned plate mill outage occurred during the third quarter. Work was completed on the reheat furnace and new instrumentation was added.

During the year ended December 31, 2006, we spent $11.9 million on capital expenditures. Major capital projects in this period included completing the upgrade to the plate mill electrical drive system, enhancing the plate mill reheat furnace, replacing the 2Hi motor in the plate mill and renovating office space.

During the period from June 10 to December 31, 2005, we used $100.8 million of cash to acquire Claymont Steel and spent $5.9 million on capital expenditures. Major capital projects in this period included upgrading the plate mill electrical drive system, purchasing a second furnace shell for the melt shop, enhancing the cooling tower and adding a bag room. These projects enhanced the efficiency and reliability of the plate mill and the melt shop.

During the period from January 1 to June 9, 2005, we spent $0.4 million on capital expenditures, essentially deferring all major projects until after the Acquisition.

Financing Activities. Cash flows used by financing activities were $21.9 million for the year ended December 31, 2007, $2.6 million for the year ended December 31, 2006, and $9.3 million for the period from January 1 to June 9, 2005. Cash flows provided by financing activities were $49.7 million for the period from June 10, 2005 to December 31, 2005.

During the year ended December 31, 2007, we redeemed our senior secured notes for $170.1 million and borrowed $105.0 million in senior notes. We borrowed $37.8 million on our revolving credit facility. We also borrowed $20.0 million on a term loan and paid down the term loan by $11.2 million.

During the year ended December 31, 2006, we paid down our senior secured notes by $1.9 million.

During the period of June 10 to December 31, 2005, the floating rate notes were issued for cash proceeds of $170.5 million, and we incurred deferred financing costs related to the notes and the original Acquisition debt of $12.0 million.

During the period of January 1 to June 9, 2005, we paid a $9.3 million dividend on the preferred stock.

Capital Expenditures

Capital expenditures were $16.1 million in the year ended December 31, 2007, compared to $11.9 million for the year ended December 31, 2006. We are undertaking a number of deferred capital projects including capacity enhancement and efficiency improvement projects. Capital expenditures are projected to be at least $10.0 million in 2008 and 2009. The planned capital expenditures for 2008 and 2009 are a result of our initiatives to increase operating stability and to reduce operating costs as well as maintain the facility at a high level of efficiency.

Indebtedness

Senior Secured Floating Rate Notes due 2010. In August 2005, Claymont Steel issued $172.0 million of the Claymont Steel floating rate notes. In February 2007, Claymont Steel redeemed all of its outstanding floating rate notes for approximately $176.4 million with the proceeds from Claymont Steel’s new senior notes in aggregate principal amount of $102.4 million, a term loan in the amount of $20.0 million, borrowings of $43.7 million under a senior secured revolving credit facility and existing cash.

Senior Notes due 2015. In February 2007, Claymont Steel issued $105.0 million of its senior notes. The Claymont Steel senior notes are senior unsecured obligations of Claymont Steel and rank senior in right of payment to all of Claymont Steel’s subordinated indebtedness and pari passu in right of payment with all of Claymont Steel’s existing and future senior indebtedness. Interest on the Claymont Steel senior notes accrues at 8.875% per annum. Interest is payable semiannually in arrears on February 15 and August 15. The Claymont Steel senior notes will mature on February 15, 2015.

Claymont Steel may, at its option, redeem all or some of the Claymont Steel senior notes at the following redemption prices:

For the period below:	Percentage
On or after February 15, 2011	104.438%
On or after February 15, 2012	102.219%
On or after February 15, 2013	100.000%

Upon a change in control, each holder has the right to require Claymont Steel to repurchase such holder’s Claymont Steel senior notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest, if any, to the date of purchase.

On February 15, 2008, Claymont Steel, Inc. announced that it is offering to purchase for cash any and all of our outstanding 8.875% senior notes due 2015 at a purchase price of 101% of the principal amount of the notes. Holdings is required by the terms of the notes and the indenture governing the notes to make this offer as a result of the previously announced acquisition of Claymont Steel Holdings, Inc., our sole stockholder, by Evraz Group S.A. The offer expired on March 17, 2008 and no notes were tendered.

The indenture governing the Claymont Steel senior notes imposes certain restrictions that limit the ability of Claymont Steel and its restricted subsidiaries to, among other things: incur debt; restrict dividend or other payments from its subsidiaries; issue and sell capital stock of its subsidiaries; engage in transactions with affiliates; create liens on its assets to secure indebtedness; transfer or sell assets; and consolidate, merge, or transfer all or substantially all of its assets and the assets of its subsidiaries.

The indenture governing the Claymont Steel senior notes also contains certain events of default, including, but not limited to:

•	non-payment of interest and additional interest;

•	non-payment of principal or premium;

•	violations of certain covenants;

•	non-payment of certain judgments

•	certain bankruptcy-related events; and

•	invalidity of any guarantee.

The foregoing summary of certain terms of the Claymont Steel senior notes is qualified in its entirety by reference to the complete terms contained in the indenture governing the Claymont Steel senior notes.

Credit Agreement. In August 2005, Claymont Steel entered into a $20 million senior secured revolving credit facility. In February 2007, Claymont Steel amended its credit agreement and increased the facility into an $80 million senior secured revolving credit facility, including a $60 million revolving credit facility, with a $10 million letter of credit subfacility, and a $20 million term loan. The Claymont Steel credit agreement is collateralized by a lien on all the Company’s and its subsidiaries’ assets as well as a lien on the Company’s common stock. In addition, Holdings and CitiSteel, PA, Inc. have unconditionally guaranteed the payment of these obligations. The Claymont Steel credit agreement matures on February 15, 2012.

Under the revolving credit facility, Claymont Steel will be able to make borrowings based on a percentage of its eligible accounts receivable and inventory. Interest accrues on amounts outstanding under the revolving credit facility at floating rates equal to either the prime rate of interest in effect from time to time (plus .25% in certain circumstances) or LIBOR plus 1.00% to 1.75% based on the amount of availability under the Claymont Steel credit agreement. The Claymont Steel credit agreement contains certain customary fees, including servicing fees, unused facility fees and pre-payment fees.

Under the term loan, payments of principal will amortize in equal monthly installments over 36 months. In addition, the term loan will require quarterly mandatory prepayments in an amount equal to 50% of our excess cash flow, based on financial statements. Interest accrues on amounts outstanding under our term loan at floating rates equal to either the prime rate of interest in effect from time to time or LIBOR plus 2.50%. The Company anticipates that the balance of the term loan will be paid off during the fiscal year 2008.

The Claymont Steel credit agreement contains customary covenants that restrict its ability to, among other things:

•	declare dividends;

•	prepay, redeem or purchase debt;

•	incur liens;

•	make loans and investments;

•	make capital expenditures;

•	incur additional indebtedness;

•	engage in mergers, acquisitions and asset sales;

•	enter into transactions with affiliates; and

•	engage in businesses that are not related to our business.

The Claymont Steel credit agreement also includes financial covenants that, among others, require us to maintain minimum availability under the revolving credit facility and maintain fixed charge coverage ratios.

The Claymont Steel credit agreement contains customary events of default, including, but not limited to:

•	non-payment of principal, interest or fees;

•	violations of certain covenants;

•	certain bankruptcy-related events;

•	inaccuracy of representations and warranties in any material respect; and

•	cross defaults with certain other indebtedness and agreements.

Contractual Obligations

The following is a summary of our significant contractual obligations by year as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Pension obligations(1)	N/A	N/A	N/A	N/A		N/A
Operating lease obligations	$1,350	591	$675	$84	$
Service agreement(2)	2,096	322	645	645		484
Letters of credit	550	550	—	—		—
Claymont Steel revolving credit facility and related interest(3)	43,306	2,742	40,564	—		—
Claymont Steel term loan and related interest(4)	9,447	9,447	—	—		—
Claymont Steel senior notes and related interest(5)	171,397	9,319	18,638	18,638		124,802

	$228,146	$22,971	$60,522	$19,367		$125,286

(1)	With the exception of 2007, which is $0, we are not able to reasonably estimate future obligations.
(2)	Service agreement relates to a contract with a third party for the scarfing of slabs. The handling of scrap inventory is excluded because there are no fixed fees.
(3)	The revolver matures on February 15, 2012. Interest is payable at US Bank’s prime rate, which was 7.25% on December 31, 2007.
(4)	The Company expects to pay off the term loan during fiscal year 2008. The effective interest rate at December 31, 2007 was 7.25%.
(5)	On February 15, 2007 the Company issued $105 million of 8.875% senior notes due 2015.

Pension Plan

The Company maintains a noncontributory defined benefit pension plan which covers substantially all full-time employees. The plan is over-funded at December 31, 2007 as the fair value of the plan assets exceeds the present value of the benefit obligation. The over-funded amount, net of tax, is recorded in other comprehensive income.

We use the following assumptions and estimates, which are determined by our pension committee in consultation with our external actuary, in determining our pension liability:

	Successor		Predecessor
	December 31, 2007	December 31, 2006	December 31, 2005	June 9, 2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.50%	6.05%	5.70%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

	December 31, 2007	December 31, 2006
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	6.50%	6.05%
Expected return on plan assets	8.0	8.0
Rate of compensation increase	3.0	3.0
Minimum required contribution	$0	$0

Our pension plan had the following effect on results of operations for the years ended December 31, 2007, December 31, 2006 and for the periods of June 10 to December 31, 2005, and January 1 to June 9, 2005 (amounts in thousands):

			Successor	Predecessor
	2007	2006	June 10 to December 31, 2005	January 1 to June 9, 2005
Service cost	$628	$651	$409	$194
Interest cost	639	576	366	176
Expected return on plan assets	(877)	(809)	(392)	(219)
Amortization of gain and loss and prior year costs				25

Net periodic pension cost	$390	$418	$383	$176

The Company’s pension plan had no effect on cash flow or liquidity for the years ended December 31, 2007 and December 31, 2006 and for the period of June 10 to December 31, 2005 since we made no payments to the plan nor did we take any distributions from the plan during those periods. The Company made a $2,456,000 contribution to the pension plan in the period of January 1 to June 9, 2005.

For the year ended December 31, 2007, the Company recognized an $874,000 gain, net of income tax, in other comprehensive income representing the excess of fair value of the plan assets over the projected benefit obligation.

There have been no material variations between the Company’s actual experience with the pension plan and the expected results based on the assumptions. There are no expected changes in trends or assumptions.

The Company does not anticipate making a contribution to the pension plan in the year ended December 31, 2008 and can not reasonablely project required contributions in future years. At December 31, 2007 the Company had no unrecognized losses on pension assets.

Intangible Assets

Intangible assets are comprised of our customer relationships, which are being amortized over a five-year life, and the Company’s prior trade name, which was written-off in the third quarter of 2006 when we changed our name to Claymont Steel. Intangible assets were valued at the Acquisition date. Customer relationships were valued at $7.0 million based on the estimated discounted after-tax cash flow derived from the customers we had at the acquisition date, assuming an average five-year customer life. Annual amortization of $1.4 million is charged to selling, general and administrative expense for the customer relationships. Our prior trade name (CitiSteel USA, Inc.) was valued at $0.6 million based on the estimated discounted after-tax cost we would have had to incur if we paid a royalty to a third-party for use of a comparable name.

Environmental Matters

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. DNREC received and approved Claymont Steel’s implementation plan and schedule on December 22, 2007. With that, Claymont Steel has to submit monthly highlights that outline the progress as it relates to the milestones within the schedule. The plan submitted outlines initiatives that need to be complete by December, 2008 per the consent agreement.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In

November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a rational mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notify DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. If we were ultimately required to install and operate a carbon injection system, the associated capital costs would be approximately $500,000.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. In April 2007, the Company submitted a Facility Evaluation Report indicting the scrap yard was within the regulatory limits for these issues. DNREC has agreed with this assessment and as such the Company believes there are no foreseeable requirements for the remediation of the facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This evaluation provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. We believe that our significant accounting policies, as discussed in the “Notes to Consolidated Financial Statements” involve a higher degree of judgment and complexity.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable represented 32% and 29% of our total assets at December 31, 2007 and December 31, 2006, respectively. Accounts receivable, net of a reserve for doubtful accounts, are carried at net realizable value, which is estimated based on the expected collectibility of each individual customer account. We establish reserves for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these reserves, we consider our historical experience, changes in our customer’s financial position, and any disputes with customers. We derive a significant portion of our revenues from steel service centers and fabricators and construction-related industries and our receivables are concentrated in those industries. If the financial condition of our clients were to deteriorate, additional allowances may be required. During the year ended December 31, 2007, we increased the allowance for doubtful accounts through expense of $50,000. During the year ended December 31, 2006, we decreased the reserve by $0.9 million. The allowance was decreased for write-offs and recoveries of specifically identified uncollectible accounts by $0.7 million for the year ended December 31, 2006 only.

The reserve for doubtful accounts totaled $0.5 million at December 31, 2007, $0.4 million at December 31, 2006, $1.3 million at December 31, 2005 and $1.0 million at June 9, 2005.

Inventories. Inventories represented 35% and 29% of our total assets at December 31, 2007 and December 31, 2006, respectively. Inventories include raw materials consisting of scrap steel, alloys and flux and work-in-process consisting of steel slabs, finished plate, manufacturing supplies and spare parts. Inventories also include labor and overhead and are recorded at the lower of cost (first-in, first-out method) or market. We review whether the realizable value of this inventory is lower than its book value. If our valuation is lower than its book value, we take a charge to expense and directly reduce the value of the inventory. We do not maintain a separate inventory reserve account.

Property, Plant and Equipment. Property, plant and equipment represented 25% and 17% of our total assets at December 31, 2007 and December 31, 2006, respectively. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions and judgments relative to capitalized costs and useful lives of our assets.

Our property and equipment accounting policies are designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives reflect both historical experience and expectation regarding future operations. The use of different estimates, assumptions and judgments in the establishment of the property and equipment accounting policies would likely result in different net book values of our assets and results from operations. We review our property and equipment for impairment when events or circumstances change indicating the carrying value of the assets may be impaired.

Revenue Recognition. We recognize revenue when the steel plate is shipped to our customers. We ship plate after we determine that it meets customer specifications. We establish reserves for sales returns and allowances based on our historical experience and future expectations. During the year ended December 31, 2007, we increased the allowance for sales returns and allowances through charges to expense of $2.8 million, for the year ended December 31, 2006, we increased the reserve $1.3 million and for the period from June 10 to December 31, 2005, we increased the reserve by $0.2 million. For the period of January 1 to June 9, 2005, we increased the reserve by $0.1 million. The allowance was decreased for actual returns and allowances by $2.8 million, $1.1 million, $0.2 million, and $0.7 million, respectively.

The reserve for sales returns and allowances totaled $0.4 million at December 31, 2007, $0.3 million at December 31, 2006, $0.2 million at December 31, 2005, and $0.2 million at June 9, 2005.

Stock-Based Compensation—The Company accounts for stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment. Prior to June 10, 2005, the Acquisition date, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2007 includes amortization related to all stock option awards granted on or subsequent to June 10, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model based on assumptions for expected stock price volatility, expected term of the option and risk-free interest rate at the date of grant. We estimate stock option forfeitures based on historical retention data and adjust the rate of forfeitures periodically based on actual experience. Changes in the forfeiture rate will result in a prospective adjustment in the period the forfeiture estimate is changed.

We account for stock options based on the grant-date fair value of the stock option. Prior to December 18, 2006, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and restricted stock issued prior to this date, we considered the aggregate purchase price of the Acquisition, company-specific events, economic trends and the rights and preferences of the security being valued.

Prior to June 10, 2005, the Company did not issue any stock-based compensation to employees.

Long-Lived Assets—The Company’s long-lived assets are comprised of intangible assets, which represented 2% and 4% of our total assets at December 31, 2007 and December 31, 2006, respectively. Intangible assets are comprised of our customer relationships, which are being amortized over a five-year life, and the Company’s prior trade name, which was written-off in the third quarter of 2006 when we changed our name to Claymont Steel. Intangible assets were valued at the Acquisition date. Customer relationships were valued based on the estimated discounted after-tax cash flow derived from the customers we had at the acquisition date, assuming an average five-year customer life. Our prior trade name (CitiSteel USA, Inc.) was valued based on the estimated discounted after-tax cost we would have had to incur if we paid a royalty to a third-party for use of a comparable name.

The Company evaluates the carrying value of long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation relies on a number of factors, including operating results, future anticipated cash flows, business plans and certain economic projections. In addition, the Company’s evaluation considers non-financial data such as changes in operating environment, competitive information, market trends and business relationships. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Income Taxes—The Company’s income tax receivable represents 1% of our total assets at December 31, 2006. The Company’s income tax payable represents 2% of our total liabilities at December 31, 2007. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized. The Company’s deferred tax assets and liabilities represented less than 1% of our total assets and total liabilities at December 31, 2007, December 31, 2006 and December 31, 2005. The Company expects to realize our deferred tax assets as we earn taxable income in 2008 and future years.

Pensions—The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. The plan is over-funded at December 31, 2007 as the fair value of the plan assets exceeds the present value of the benefit obligation. The over-funded amount, net of tax, is recorded in other comprehensive income.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS 141(R) will have a material impact on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “The Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2 Effective Date of FASB Statement No. 157 (FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring base (at least annually). The Company is currently evaluating the impact, if any, that adopting SFAS 157 will have on its operations and financial condition.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the borrowings under the Claymont Steel credit agreement. Revolving credit loans under the Claymont Steel credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.00% to 1.75% (based on the amount of availability), as applicable per annum. Advances under the letters of credit under the Claymont Steel credit agreement accrue interest at floating rates equal to LIBOR plus 1.00% to 1.75% (based on the amount of availability) per annum. The rate at December 31, 2007 was LIBOR plus 1.00%. Borrowings under the term loan accrue interest at floating rates equal to LIBOR plus 2.50% per annum. If the prime or LIBOR rates increase at any time, the interest rates applicable to our borrowings under the Claymont Steel credit agreement would increase, thereby increasing the applicable interest on our interest expense and reducing our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At December 31, 2006, there were no amounts outstanding under the Claymont Steel credit agreement. At December 31, 2007, $46.6 million was outstanding under the amended Claymont Steel credit agreement. The effect of a hypothetical 1% increase in interest rates based on $46.6 million outstanding would increase our annual interest expense by $0.5 million and decrease our net income by approximately $0.3 million.

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Claymont Steel, Inc. (formerly CitiSteel USA, Inc.)

Claymont, Delaware

We have audited the accompanying consolidated balance sheets of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for the years ended December 31, 2007, December 31, 2006 and for the periods from June 10, 2005 to December 31, 2005 and January 1, 2005 to June 9, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 and the periods of June 10, 2005 to December 31, 2005 and January 1, 2005 to June 9, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12, the Company adopted, “FASB Interpretation No. 48-Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” in 2007.

CROWE CHIZEK AND COMPANY LLC

Lexington, Kentucky

March 28, 2008

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Amounts in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,926		$18,086
Accounts receivable, less allowance for doubtful accounts of $470 and $420 for December 31, 2007 and 2006, respectively	46,786		41,081
Inventories	52,068		40,698
Prepaid expenses	1,292		515
Income taxes receivable			2,095
Deferred income taxes	1,298		795
Other current assets	436

Total current assets	103,806		103,270
Property, plant, and equipment—net	36,400		24,103
Deferred financing costs, net	3,343		6,485
Intangible assets, net	3,592		4,975
Accrued pension asset	345		472

TOTAL ASSETS	$147,486		$139,305

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$8,808	$
Accounts payable	29,740		15,748
Accrued expenses	3,408		1,940
Accrued profit sharing	2,767		3,115
Accrued interest payable	3,777		7,364
Due to stockholder	3,000		3,000
Accrued income taxes	2,678

Total current liabilities	54,178		31,167
Long-term debt	142,822		168,848
Accrued income taxes	650
Deferred income taxes	1,508		916

Total liabilities	199,158		200,931

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDER’S DEFICIT:
Common stock, $0.001 par value—authorized, issued and outstanding 1,000 shares	1		1
Additional paid in capital	1,147		259
Accumulated deficit	(53,694)		(62,601)
Accumulated other comprehensive income	874		715

Total stockholder’s deficit	(51,672)		(61,626)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$147,486		$139,305

See notes to consolidated financial statements.

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIODS OF

JUNE 10, 2005 TO DECEMBER 31, 2005 AND JANUARY 1, 2005

TO JUNE 9, 2005

(Amounts in thousands, except per share data)

	Successor			Predecessor
	2007	2006	June 10 to December 31, 2005	January 1 to June 9, 2005
SALES	$345,352	$344,704	$153,279	$131,109
COST OF GOODS SOLD	281,741	244,466	117,732	81,184

GROSS PROFIT	63,611	100,238	35,547	49,925
OPERATING EXPENSES—Selling, general and administrative	17,740	19,293	8,041	2,535

INCOME FROM OPERATIONS	45,871	80,945	27,506	47,390

OTHER INCOME (EXPENSE):
Interest income	229	698	14	228
Interest expense	(30,064)	(23,265)	(11,632)	—
Other non-operating income	—	138	101	—

Total other income (expense)	(29,835)	(22,429)	(11,517)	228

INCOME BEFORE INCOME TAXES	16,036	58,516	15,989	47,618
INCOME TAX EXPENSE	7,129	22,783	5,686	17,583

NET INCOME	$8,907	$35,733	$10,303	$30,035

NET EARNINGS PER COMMON SHARE—basic and diluted	$8,907	$35,733	$10,303	$30,035
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	1,000	1,000	1,000	1,000

See notes to consolidated financial statements.

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD OF JUNE 10, 2005 TO DECEMBER 31, 2005 AND JANUARY 1, 2005

TO JUNE 9, 2005

(Dollar amounts in thousands)

	Common Stock		Series B Cumulative Preferred Stock			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount
Predecessor
BALANCE—January 1, 2005	1,000	$1	166		$33,200	$16,999	$26,740	$(700)	$76,240
Dividends							(9,267)		(9,267)
Comprehensive income:
Net income							30,035		30,035
Other comprehensive income (loss):
Minimum pension liability adjustment net of income taxes								(517)	(517)

Total Comprehensive Income									29,518

Predecessor
BALANCE—June 9, 2005	1,000	$1	166		$33,200	$16,999	$47,508	$(1,217)	$96,491

Successor
BALANCE—June 10, 2005	1,000	$1	—		—	—	—	—	1
Dividends							(108,726)		(108,726)
Net income							10,303		10,303

BALANCE—December 31, 2005	1,000	$1	—		—	—	$(98,423)	—	$(98,422)
Dividends							89		89
Stock based compensation						259			259
Comprehensive income:
Net income							35,733		35,733
Adoption of SFAS 158, net of tax								715	715

Total Comprehensive Income									36,448

BALANCE—December 31, 2006	1,000	$1		$		$259	$(62,601)	$715	$(61,626)
Stock based compensation						888			888
Comprehensive income:
Net income							8,907		8,907
Pension adjustment, net of tax								159	159

Total Comprehensive Income									9,066

BALANCE—December 31, 2007	1,000	$1		$		$1,147	$(53,694)	$874	$(51,672)

See notes to consolidated financial statements.

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND FOR THE PERIOD OF

JUNE 10, 2005 TO DECEMBER 31, 2005 AND JANUARY 1, 2005

TO JUNE 9, 2005

(Amounts in thousands)

	Successor			Predecessor
	2007	2006	June 10 to December 31, 2005	January 1 to June 9, 2005
OPERATING ACTIVITIES:
Net income	$8,907	$35,733	$10,303	$30,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,214	4,279	1,679	1,816
Amortization of items charged to interest expense	7,789	2,478	3,770
Deferred taxes	89	855	(5,376)	132
Provision for bad debt	50		300
Stock compensation	888	259
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(5,755)	(2,336)	(8,808)	693
Income taxes receivable	2,095	(2,095)	573	(337)
Inventories	(11,370)	(4,746)	9,860	5,278
Prepaid expenses	(777)	290	51	723
Accounts payable	13,992	(769)	8,429	(4,761)
Accrued expenses and profit sharing	1,120	(1,091)	1,971	(904)
Due to stockholder		3,000
Accrued interest payable	(3,587)	197	7,167
Accrued income taxes	3,328	(1,022)	(303)	4,377
Due to seller		(4,814)	500
Other assets and liabilities	(151)	(42)	(1,778)	(519)

Net cash provided by operating activities	21,832	30,176	28,338	36,533

INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(16,129)	(11,884)	(5,926)	(416)
Business acquisition	—	—	(100,825)	—

Net cash used in investing activities	(16,129)	(11,884)	(106,751)	(416)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net	37,820
Borrowings under term loan	20,000
Repayments under term loan	(11,191)
Borrowings under senior notes due 2015	105,000
Borrowings under senior secured notes			170,453
Repayments under senior secured notes	(170,110)	(1,890)	25,253
Repayments under senior secured floating rate notes due 2010			(25,253)
Dividends		89	(108,725)	(9,267)
Deferred financing costs	(3,382)	(761)	(11,986)

Net cash (used in) provided by financing activities	(21,863)	(2,562)	49,742	(9,267)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,160)	15,730	(28,671)	26,850
CASH AND CASH EQUIVALENTS—Beginning of year	18,086	2,356	31,027	4,177

CASH AND CASH EQUIVALENTS—End of year	$1,926	$18,086	$2,356	$31,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION— Cash paid during the year for:
Interest	$26,678	$20,890	$1,199	$0

Income taxes	$1,488	$24,739	$11,411	$13,423

See notes to consolidated financial statements.

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Claymont Steel, Inc. (formerly known as CitiSteel USA, Inc.) and subsidiary, CitiSteel PA, Inc., (the “Company”) is a wholly owned subsidiary of Evraz Claymont Steel Holdings, Inc., (“Holdings”) a corporation incorporated in the State of Delaware. Prior to June 10, 2005 the Company was a wholly owned subsidiary of CITIC USA Holdings, Inc. (“CITIC Holdings”), a corporation incorporated in the State of Delaware. CITIC Holdings was a wholly owned subsidiary of the China International Trust & Investment Corporation (“CITIC”). The Company manufactures and sells carbon steel plate throughout the continental United States and Canada.

On August 3, 2006, the Company changed its name from CitiSteel USA, Inc. to Claymont Steel, Inc. and its parent changed its name from CitiSteel USA Holdings, Inc. to Claymont Steel Holdings, Inc. in order to establish a separate corporate identity from the Company’s previous owner, CITIC USA Holdings, Inc. As a result of the name change the Company wrote off the value of the trade name included in intangible assets. See note 4 for additional information.

On December 18, 2006, Claymont Steel Holdings, Inc. effected an initial public offering of common stock, issuing 6,250,000 primary shares at $17.00 per share. Holdings’ shares were trading on the NASDAQ national market under the symbol “PLTE.” Prior to December 18, 2006, Holdings was an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments. Holdings received $97.6 million in net proceeds which were used to redeem its Senior Secured Pay-in-Kind Notes. The offering also included 3,755,000 of secondary shares sold by affiliates of H.I.G. Capital, LLC. See note 10 for additional information.

On January 25, 2008, Evraz Group S.A. (“Evraz”) completed its acquisition of Holdings. As a result of the merger, the Company is now an indirect wholly owned subsidiary of Evraz and Holdings has been renamed, Evraz Claymont Steel Holdings, Inc. The merger followed the announcement on January 17, 2008 of the successful closing of the cash tender offer to purchase all outstanding shares of Holdings’ common stock for $23.50 per share in cash. Approximately 96.6% of the shares were tendered. Evraz Group S.A. is a limited liability company registered under the laws of Luxembourg on December 31, 2004. Evraz Group S.A., together with its subsidiaries, is involved in the production and distribution of steel and related products. In addition, Evraz owns and operates certain mining assets. Evraz’s steel production and mining facilities are mainly located in the Russian Federation. Evraz is one of the biggest steel producers in the Russian Federation. See note 16 for additional information.

2. BASIS OF PRESENTATION

These financial statements contain consolidated financial statements of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) and its wholly owned subsidiary CitiSteel PA, Inc. for the periods described below. Financial statements shown for the periods prior to June 10, 2005, the date the Company was acquired by an affiliate of H.I.G. Capital, LLC, is referred to as predecessor periods and financial statements for the periods subsequent to June 10, 2005 are referred to as successor periods.

Consolidated financial statements for Claymont Steel, Inc. are presented for years ended December 31, 2007 and 2006 and for the period from June 10, 2005 to December 31, 2005. Consolidated financial statements for CitiSteel USA, Inc. are presented for the period from January 1, 2005 to June 9, 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the results of operations and financial position of the Company and its wholly-owned subsidiary, CitiSteel PA Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents—For cash flow purposes, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts—The Company records accounts receivable at amounts billed to customers net of an allowance for doubtful accounts. The allowance is determined based on historical collection experience and specific customer collection issues. The Company does not charge interest on receivables. Receivables are written off when they are considered uncollectible. No receivables are sold and all trade receivables are related to customer billings.

Concentrations of credit risk—Financial instruments that subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company maintains its cash primarily in accounts within large financial institutions. The Federal Deposit Insurance Corporation insures these balances up to $100,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk. At December 31, 2007 and 2006, the Company had three and two bank accounts with balances in excess of federally insured limits.

The Company records accounts receivable at amounts billed to customers net of an allowance for doubtful accounts. The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in economic conditions. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt including historical experience and current economic and market conditions. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not charge interest on receivables. No receivables are sold and all trade receivables are related to customer billings.

Inventories—Inventories include material, labor and overhead and are recorded at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Property, plant and equipment are depreciated by the straight-line method over the following estimated useful lives:

	Successor Years	Predecessor Period
Buildings and improvements	15–30	31 1/2
Furniture, fixtures and equipment	3–8	5–10

Income Taxes—The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. (see Note 12).

Significant judgment is required in determining income tax provisions under SFAS No. 109 and in evaluating tax positions pursuant to FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”). Interest accrued related to unrecognized tax benefits and income tax related penalties are both included in taxes.

Long-Lived Assets—The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation relies on a number of factors, including operating results, future anticipated cash flows, business plans and certain economic projections. In addition, the Company’s evaluation considers non-financial data such as changes in operating environment, competitive information, market trends and business relationships. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Fair Value of Financial Instruments—The financial instruments of the Company consist mainly of cash and cash equivalents, trade receivables, short-term debt and long-term debt. The fair value of cash and cash equivalents, trade receivables and short-term debt approximates their carrying values due to the relatively short-term nature of the instruments. The fair value of the Company’s fixed-rate notes as of December 31, 2007 was $108 million, which was estimated based on quoted market prices for the same or similar issues for debt of the same remaining maturities.

Intangible Assets—The Company records intangible assets at fair value and amortizes the assets over their useful lives using the straight line method of amortization. The carrying values are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Accumulated amortization of intangible assets was $3.4 million and $2.0 at December 31, 2007 and 2006, respectively.

Deferred Financing Costs—Deferred financing costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments. Accumulated amortization of deferred financing fees was $4.2 million and $2.8 million at December 31, 2007 and 2006.

Revenue Recognition—Revenue from sales, net of discounts, estimated returns and allowances, is recognized when product title and risk of loss pass to the customer at the time of shipment. Returns, discounts and allowances totaled $3,180,000, $2,125,000, $568,000, and $387,000 for the years 2007, 2006 and the periods of June 10, 2005 to December 31, 2005, and January 1, 2005 to June 9, 2005, respectively. The Company records amounts billed to their customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. The associated costs are included in costs of goods sold.

Earnings per share—The computation of basic earnings per share is based on the weighted average number of shares and common stock units that were outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents.

Comprehensive Income—Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of stockholder’s equity, including pension liability adjustments and unrealized gains and losses on investments.

Environmental Remediation—Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Stock-Based Compensation—The Company accounts for stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment. Prior to June 10, 2005, the Acquisition date, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations, and therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the prospective transition method provided for under SFAS No. 123R, and consequently, we have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in 2007 includes amortization related to all stock option awards granted on or subsequent to June 10, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes option valuation model based on assumptions for expected stock price volatility, expected term of the option and risk-free interest rate at the date of grant. We estimate stock option forfeitures based on historical retention data and adjust the rate of forfeitures periodically based on actual experience. Changes in the forfeiture rate will result in a prospective adjustment in the period the forfeiture estimate is changed.

We account for stock options based on the grant-date fair value of the stock option. Prior to December 18, 2006, our common stock was not publicly traded. As a result, in valuing our common stock, stock options and restricted stock issued prior to this date, we considered the aggregate purchase price of the Acquisition, company-specific events, economic trends and the rights and preferences of the security being valued.

Prior to June 10, 2005, the Company did not issue any stock-based compensation to employees.

Reclassifications—certain amounts in the 2006 balance sheet and the statement of stockholder’s equity have been reclassified to conform to the 2007 presentation.

In 2007, the Company reclassified amounts billed to their customers for shipping and handling fees as revenue in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs. The EITF requires that all amounts billed to a customer in a sale transaction related to shipping and handling represents revenues earned for the goods provided and should be classified as revenue. Reclassifications have been made to all prior period financial statements to conform to the current year presentation as more fully described in note 16. The quarterly selected consolidated financial data has also been changed to reflect this reclassification.

New Accounting Pronouncements—In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in

Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not believe the adoption of this standard will have any impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not believe the adoption of this issue will have any impact on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

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

Valuation and Qualifying Accounts—Valuation account balances and activity consist of the following (amounts in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Provision for Sales Returns & Allowances

Predecessor
For the period of January 1, 2005 to June 9, 2005	$874	$78		$—		$(706)	$246

Successor
For the period of June 10, 2005 to December 31, 2005	$246	$160		$—		$(239)	$167
For the year ended December 31, 2006	$167	$1,251		$—		$(1,129)	$289
For the year ended December 31, 2007	$289	$2,846		$—		$(2,783)	$352

Provision for Doubtful Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Predecessor
For the period of January 1, 2005 to June 9, 2005	$1,035	$	$		$		$1,035

Successor
For the period of June 10, 2005 to December 31, 2005	$1,035	$300	$		$		$1,335
For the year ended December 31, 2006	$1,335	$(254)		$—		$(661)	$420
For the year ended December 31, 2007	$420	$50		$—		$—	$470

4. ACQUISITION

On June 10, 2005, 100% of the outstanding shares of preferred and common stock of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) and subsidiary were acquired for $74,400,000 plus working capital and other adjustments by H.I.G. SteelCo, Inc., an affiliate of H.I.G. Capital, LLC, a private equity firm focused on management buyouts and recapitalizations of leading middle market companies as well as growth capital investments.

The aggregate purchase price was $105,477,000, which included the $74,400,000 paid to CITIC USA Holding, Inc., a working capital adjustment of $19,247,000 and $11,830,000 of acquisition-related costs. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands).

Current assets	$108,517
Property, plant, and equipment	9,578
Intangible assets	7,563

Total assets acquired	125,658

Current liabilities	13,240
Deferred taxes	4,643
Accrued pension	2,298

Total liabilities assumed	20,181

Net assets acquired	$105,477

Intangible assets—Of the $7,563,000 of acquired intangible assets, $600,000 was assigned to the trade name which is not subject to amortization. This $600,000 was written-off in the third quarter of 2006 when the Company changed its name to Claymont Steel. The remaining $6,963,000 of acquired intangible assets relates to customer relationships and has a weighted-average useful life of approximately five years. The difference between the aggregate purchase price and the estimated fair values of the assets acquired and liabilities assumed was approximately $103,204,000. This negative goodwill was used to reduce the value of property, plant and equipment and intangible assets.

Amortization expense charged to operating expense amounted to $1.4 million, $1.9 million, and $0.1 million for the years ended December 31, 2007, 2006, and for the period of June 10, 2005 to December 31, 2005.

The expected future amortization charge and accumulated amortization balances for the years ended December 31 are:

	Amortization Expense	Accumulated Amortization
2008	1,393,000	4,774,000
2009	1,393,000	6,167,000
2010	796,000	6,963,000

Unaudited Supplemental Pro Forma Results

The following table presents pro forma unaudited information as if the acquisition had occurred at the beginning of 2005. The pro forma information includes adjustments for interest expense on the notes, amortization of intangible assets arising from the acquisition, depreciation expense on the basis of the acquired assets, transaction fees and management fees related to the acquisition and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

Pro Forma 2005
Sales	$284,388
Income from operations	$90,996
Net income	$48,769

5. BUSINESS SEGMENT DATA

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 7% of operating revenue.

Net sales by geographical area are presented below (amounts in thousands):

	Successor			Predecessor
	2007	2006	June 10 to December 31, 2005	January 1 to June 9, 2005
United States	$309,542	$324,946	$140,952	$117,938
Canada	35,810	19,758	12,327	13,171

	$345,352	$344,704	$153,279	$131,109

6. INVENTORIES

Inventories consist of the following (amounts in thousands):

	December 31, 2007	December 31, 2006
Raw materials	$9,389	$6,252
Work-in-process	12,839	9,720
Finished goods	22,472	17,182
Supplies	6,759	6,514
Parts	609	1,030

	$52,068	$40,698

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (amounts in thousands):

	December 31, 2007	December 31, 2006
Land and land improvements	$1,657	$1,603
Buildings	4,272	2,928
Furniture, fixtures, and equipment	37,590	22,859

Total	43,519	27,390
Accumulated depreciation	(7,119)	(3,287)

Net property, plant, and equipment	$36,400	$24,103

Depreciation charged to operating expense amounted to $3,832,000, $2,397,000, $890,000, and $1,816,000 for the years ended December 31, 2007, 2006, and for the periods of June 10, 2005 to December 31, 2005, and January 1, 2005 to June 9, 2005, respectively.

8. LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consists of the following (amounts in thousands):

	2007	2006
Revolving credit facility due February 15, 2015	$37,822	$—
Term loan, due February 15, 2015	8,808	—
Secured floating rate notes, due August 25, 2010	—	170,110
Unamortized original issue discount	—	(1,262)
Senior floating rate notes, due February 15, 2015	105,000	0

	151,630	168,848
Less current portion of long-term debt	8,808	—

	$142,822	$168,848

Revolving credit facility

In conjunction with the acquisition transaction in June 2005, described in note 4, the Company established a $70 million Bank Debt Facility with U.S. Bank National Association (“US Bank”) comprised of a $15 million Term A Loan and a $55 million maximum available revolver. The Bank Debt Facility was repaid on August 25, 2005 and replaced with a new $20 million revolving credit facility with US Bank under which the Company may borrow, repay and reborrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the respective maximum available revolver amounts show above. The revolving facility matures on August 25, 2008. Interest is payable on the first of every month at the Company’s option of U.S. Bank’s prime rate or LIBOR plus 1.75%. The interest rate is subject to increase should the Company’s excess revolving credit availability, calculated in accordance with the loan agreement, decrease below predetermined levels. There was no amount outstanding under the revolving credit facility at December 31, 2006 and the interest rate was 8.25% at December 31, 2006. The weighted average interest rate for the period of June 10, 2005 to December 31, 2005 was 6.6%. The average amount outstanding on the revolver during that period was $9,370,000. This revolving credit facility was repaid on February 15, 2007.

On February 15, 2007, the Company entered into an $80 million Amended and Restated Financing Agreement (“the agreement”) from US Bank, including a $60 million revolving credit facility (“the revolver”) and a $20 million term loan (“the term loan”).

Under the terms of the revolver, the Company may borrow, repay and reborrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount less any outstanding letters of credit. The revolver matures on February 15, 2012. Interest is payable at US Bank’s prime rate, which was 7.25% on December 31, 2007. At December 31, 2007 there was a $550,000 letter of credit outstanding. This amount reduced the availability under the revolver. Availability under the revolver was $21.6 million at December 31, 2007. The weighted average interest rate for year ended December 31, 2007 was 6.5%. The average amount outstanding on the revolver during that period was $35,729,000.

Term Loan

On February 15, 2007, the Company borrowed $20 million under the term loan. Interest is payable at either US Bank’s prime rate or at LIBOR + 2.50%. The effective interest rate at December 31, 2007 was 7.25%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement). On August 17, 2007, there was one mandatory prepayment for $5.6 million. As of December 31, 2007, the Company anticipates that the term loan will be paid off in the fiscal year 2008. As a result, the loan balance is classified as a current liability.

The agreement contains certain financial covenants, including minimum borrowing availability and fixed charge coverage. At December 31, 2007, the Company was not in compliance with the covenants. As a result of the default, the lender has waived their rights under the agreement and amended the existing terms which stipulate certain fixed charge coverage ratios throughout the year and effectively raises the borrowing rate by 25 basis points.

The agreement is collateralized by a lien on all the Company’s and its subsidiary’s assets as well as a lien on the Company’s common stock. In addition, Holdings and CitiSteel, PA, Inc have unconditionally guaranteed the payment of these obligations.

Secured Floating Rate Notes

On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. Some of the proceeds of the notes were used to repay all of the Company’s outstanding debt, including the Senior Secured Notes, Term A Loan and the revolver referenced above. The Company also entered into a new credit agreement for a $20 million senior revolving credit described above. The balance of the proceeds from these loans were used to pay a $108,725,000 dividend on August 25, 2005 to the Company’s parent, Claymont Steel Holdings, Inc., and pay fees and expenses relating to the transaction. The Company paid $5.2 million to an investment banking firm to underwrite the notes and charged the amount to deferred financing fees. The senior secured floating rate notes were paid off in February 2007.

The Company expensed $2.9 million of deferred financing fees in August 2005 relating to the repayment of the Bank Debt Facility and the Senior Secured Notes.

Senior Notes

On February 15, 2007, the Company issued $105 million of 8.875% fixed rate senior notes due 2015. The proceeds of these notes and the revolving credit facility discuss above were used to redeem the $172 million senior secured floating rate notes. Interest is payable semi-annually at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company registered the notes with the Securities and Exchange Commission and the Securities and Exchange Commission declared the registration statement effective on August 9, 2007.

The Company expensed $6.3 million of deferred financing fees and $1.2 million of original issue bond discount in February 2007 relating to the repayment of the secured floating rate notes.

Future maturities of long-term debt totals $142,822,000 for the year ended December 31, 2015.

9. RELATED PARTY TRANSACTIONS

On June 10, 2005 the Company entered into a management agreement with H.I.G. Capital, LLC, the parent company’s 42.6% stockholder. Pursuant to the term of this agreement, H.I.G. Capital, LLC provided management, consulting and financial services to the Company, subject to the supervision of the Company’s parent’s board of directors. In exchange for these services we agreed to pay H.I.G. Capital, LLC an annual management fee of $675,000. In addition to the fee, H.I.G. Capital, LLC was also entitled to additional compensation for the introduction or negotiation of any transaction not in the ordinary course of business or pursuant to which the Company acquired or disposed of any business operations. In connection with the Company’s parent’s initial public offering in December 2006, the Company’s parent made a $3 million payment to H.I.G. in exchange for canceling any further obligations under the management agreement. The management agreement payment was expensed at the Company and recorded as an intercompany liability owed to the Company’s parent. As of December 31, 2007 the amount is still outstanding and is reflected as due to stockholder on the balance sheet. The Company also made a $1.1 million payment to H.I.G. in December 2006, as specified in the management agreement, for a transaction fee related to the initial public offering. The agreement is no longer in effect and no further payments are due.

In the period June 10, 2005 to December 31, 2005, the Company paid $340,000 in directors’ fees to the former board of directors in connection with the acquisition.

The Company entered into a 12-month management services agreement with CITIC as part of the acquisition for the provision of services by a certain executive. The agreement called for total payments of $551,000 plus a contingent payment of $500,000 if the Company achieves a certain level of earnings. The Company met the earnings threshold and accrued for the $500,000 payment on the December 31, 2005 balance sheet in due to seller. The Company made the year-end payment in March 2006. During the period from June 10, 2005 to December 31, 2005, the Company paid $230,000 to CITIC for services under this agreement.

10. STOCKHOLDER’S TRANSACTIONS

Preferred Stock—The rights, preferences and dividend rates of the preferred stock are to be set by the Company’s Board of Directors.

Series B Cumulative Preferred Stock—The Company’s Board of Directors had authorized the issuance of up to a maximum of 500 shares of Series B preferred stock with a par value of $200,000 per share. Dividends were payable on a quarterly basis at a rate of 100 basis points above LIBOR and are cumulative from the date of issue. The stock is nonvoting and redeemable at any time at the option of the Company at par value plus accumulated dividends.

At June 9, 2005 all Series B cumulative preferred stock was held by CITIC USA Holding, Inc. and there were no cumulative undeclared dividends in arrears. In February 2005, the Company made a payment of $9,266,789 from outstanding dividends paying all cumulative undeclared dividends at December 31, 2004. All cumulative undeclared dividends were forgiven by the CITIC USA Holding at June 9, 2005.

On June 10, 2005, in concert with the acquisition, all preferred stock was cancelled.

Common Stock—The Company had 1,000 shares of common stock, par value $1.00 per share, outstanding at June 9, 2005, December 31, 2005, December 31, 2006 and December 31, 2007. At the time of the acquisition the par value was changed to $0.001. On August 25, 2005 a common stock dividend of $108,725,000 was paid to our stockholder, Claymont Steel Holdings, Inc.

Initial Public Offering—Claymont Steel Holdings, Inc., our stockholder, effected an initial public offering of its common stock, issuing 6,250,000 primary shares at $17.00 per share, on December 18, 2006. Holdings’ shares trade on the NASDAQ National Market under the symbol “PLTE.” In January 2008, as a result of Holdings’ being acquired by Evraz S.A., Holdings’ common stock is no longer publicly traded.

11. STOCK BASED COMPENSATION

The Company’s parent adopted a stock incentive plan in December 2006, in which employees of the Company may be awarded options or restricted stock units of the parent. The Company records compensation costs in accordance with SFAS No. 123R and records the offsetting credit to capital contribution. A general description of the plan and its terms is detailed below. The Company’s parent also granted restricted stock in July 2005, prior to adoption of the plan, to Jeff Bradley, the Company’s chief executive officer. For the years ended December 31, 2007, and 2006 the Company incurred stock-based compensation expense for awards granted of $888,000 ($542,000 after tax), $259,000 ($158,000 after tax), respectively, in the consolidated statement of operations. The $888,000 and $259,000 expenses were recorded in selling, general and administrative expenses and the tax benefits of $542,000 and $101,000 was recorded in income tax expense. No stock-based compensation expense was recorded in 2005. The Company also recorded compensation expense in 2006 and 2005, respectively, of $89,000 and $276,000 for dividend payments related to the restricted stock issued to its chief executive officer.

The Company granted Jeff Bradley, the Company’s chief executive officer, 75,451 shares of restricted stock on July 11, 2005. The shares can not be sold or transferred and are subject to forfeiture if Mr. Bradley is terminated from the Company for any reason. The restricted shares vest, and the restrictions lapse, as follows: One-half of the restricted shares vest according to the following time schedule: 25% on June 23, 2006; 25% on June 23, 2007; 25% on June 23, 2008; and, 25% on June 23, 2009. The other one-half of the shares vest on the following dates based on achieving certain EBITDA targets for each of the 12-month periods ended on each of the vesting dates: 25% on June 30, 2006; 25% on June 30, 2007; 25% on June 30, 2008; and, 25% on June 30, 2009. As of December 31, 2007, one-half of the restricted shares vested. The fair value of the restricted shares on the date of grant was estimated to be $703,000 and was determined based on the aggregate purchase price of the Acquisition of $105,477,000. The fair value of the restricted shares is being charged to compensation expense over the four year vesting period of the restricted shares. The valuation was made by the Company contemporaneously with the granting of the restricted stock based on the opening balance sheet values.

Common stock dividend payments on Mr. Bradley’s restricted shares are subject to certain vesting provisions. Mr. Bradley received common stock dividends of $276,000 in the period of June 10, 2005 to December 31, 2005 and $89,000 in the year ended December 31, 2006. These amounts were charged to compensation expense in the period paid to Mr. Bradley. The Company’s parent withheld payment of $377,000 of declared dividends from Mr. Bradley from the Company’s parent’s June 2006 common stock dividend and $478,000 from the July 2006 dividend. The withheld dividends were distributed to Mr. Bradley in January 2007.

In December 2006, the Company’s parent adopted a stock incentive plan concurrently with its parent’s initial public offering in order to encourage employees and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s parent’s shareholders. As of December 31, 2007, awards under the program consisted of stock options and restricted stock units (“RSUs”). The Company currently issues the shares related to its stock incentive plan from the Company’s parent’s authorized and unissued shares of common stock. As of December 31, 2007, 450,000 shares of common stock have been authorized for this stock incentive plan and 194,535 shares are available to be awarded. Generally, options expire seven years from the date of grant. Options and share awards generally vest in equal annual installments over a four-year period based on continued employment or service on the board of directors. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The Company’s 2006 Stock Incentive Plan was terminated in connection with the Merger and all issued and outstanding options and restricted stock were cashed out pursuant to the Merger Agreement. See note 16 for additional information.

Stock Options

The weighted-average fair value of stock option awards granted during 2007 and 2006 was $8.76 and $8.23, respectively, estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected life of options (years)	4.75	6.25
Expected stock price volatility	45%	51%
Weighted-average stock price volatility	45%	51%
Risk-free interest rate	4.36% – 4.82%	4.57%
Expected dividend yield	—	—

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

A summary of the Company’s stock option awards as of December 31, 2007 and 2006 and changes during the year is presented as follows:

	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	0
Granted	106,465	$17.00
Outstanding at December 31, 2006	106,465	$17.00
Granted	149,000	$19.69
Forfeited	(50,117)	$17.47
Outstanding at December 31, 2007	205,348	$18.84	6.22	$926,260
Vested and Expected to Vest December 31, 2007	205,348	$18.84	6.22	$926,260
Vested and Exercisable at December 31, 2007	15,587	$17.00		$98,977

As of December 31, 2007 the Company had $1,423,000 of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average period of 3.2 years.

Restricted Stock and Restricted Stock Units (RSUs)

RSUs granted in 2006 vest in equal annual installments over a four-year period based on the continued employment or service on the board of directors. The cost of the RSUs, generally determined to be the fair market value of the shares at the date of grant, is charged to compensation expense ratably over the vesting period of the award.

A summary of the status of the Company’s RSUs, and the restricted stock granted to Mr. Bradley in July 2005, as of December 31, 2007, 2006 and 2005, and changes during the years then ended, is presented below:

	Units/Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at June 10, 2005	0
Granted	75,451	$9.32
Nonvested at December 31, 2005	75,451	$9.32
Granted	82,352	$17.00
Vested	(18,863)	$9.32
Nonvested at December 31, 2006	138,940	$13.87
Granted	1,972	$20.29
Vested	(39,451)	$13.33
Nonvested at December 31, 2007	101,461	$14.21

For the year ended December 31, 2007 and 2006, the aggregate grant date fair value of RSUs and restricted stock that vested was $525,800 and $175,800, respectively. As of December 31, 2007, the Company had $1,301,000 of total unrecognized compensation expense related to RSUs and restricted stock that will be recognized over the weighted average period of 2.8 years.

12. INCOME TAXES

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

The predecessor company participated in a tax sharing agreement with CITIC whereby consolidated income tax expense or benefit was allocated to the predecessor company based on the proportion of the predecessor company’s taxable income or loss to CITICs’ consolidated total. CITIC was obligated to make payment to the predecessor company with respect to any tax benefit derived by CITIC from the inclusion of the predecessor company in the consolidated federal income tax return.

The income tax expense consists of the following (amounts in thousands):

			Successor	Predecessor
	2007	2006	June 10 to December 31, 2005	January 1 to June 9, 2005
Current:
Federal	$5,922	$17,910	$9,512	$14,941
State	1,221	4,478	1,749	2,369

Total current	7,143	22,388	11,261	17,310
Deferred—federal and state	(14)	395	(5,575)	273

Total	$7,129	$22,783	$5,686	$17,583

The tax effects of temporary differences are as follows (amounts in thousands):

	December 31, 2007	December 31, 2006
Deferred tax asset—current:
Accounts receivable	$185	$165
Sales allowances	138	113
Employee-related costs	115	201
Accrued environmental costs	—	25
Accrued vacation	414	—
Litigation accrual	98	—
Other	348	291

Total deferred tax asset—current	1,298	795

Property and equipment	451	1,496
Net operating loss	18	—
Intangible assets	(1,412)	(1,952)
Minimum pension liability	(565)	(460)

Total deferred tax liability—noncurrent	(1,508)	(916)

A reconciliation of the federal statutory tax rate to the total provision for income taxes is as follows (dollar amounts in thousands):

	Successor						Predecessor
	2007		2006		June 10 to December 31, 2005		January 1 to June 9, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$5,613	35.0	$20,505	35.0	$5,596	35.0	$17,022	35.7
State income taxes—net of federal income tax benefit	775	4.8	2,946	5.0	579	3.6	1,567	3.3
Change in valuation allowance
FIN 48	525	3.3	—	—	—	—	—	—
Other—net	216	1.3	(668)	(1.1)	(489)	(3.0)	(1,006)	(2.1)

Provision for income taxes	$7,129	44.5	$22,783	38.9	$5,686	35.6	$17,583	36.9

Uncertain Tax Positions:

On January 1, 2007, the Company adopted the provisions of FIN 48, and as a result of that adoption, no unrecognized tax benefits or adjustments to retained earnings were recorded by the Company. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

Balance at January 1, 2007	$0
Gross increase in unrecognized tax benefits related to prior years	$582,000
Unrecognized tax benefits related to the current year	$0
Reductions due to settlements with taxing authorities	$0
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	$0
Balance at December 31, 2007	$582,000

The ending balance above is reported in accrued income taxes in our Consolidated Financial Statements. All of the unrecognized benefits would impact our effective tax rate over time, if recognized.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability is included within the

FIN 48 liability in the consolidated Balance Sheets. The expense on the Consolidated Income Statement and corresponding liabilities in the Consolidated Balance Sheets for interest and penalties for the year ended December 31, 2007 was $59,000 and $9,000 respectively (interest is net of related tax benefits where applicable).

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. Generally, the Company and subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS initiated an audit of our U.S. income tax returns for the short period 2005 through 2006 tax years in the first quarter of 2008. The audit is progressing and we cannot reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit on our Consolidated Financial Statements. The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time. As a result of the outcome of ongoing or future examinations, it is reasonably possible that unrecognized tax benefits could materially change from those recorded as liabilities at December 31, 2007.

13. EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position and recognition in other comprehensive income of certain gains and losses that arise during the period, but are deferred under pension accounting rules.

The Pension Protection Act of 2006 (“the Act”) was enacted on August 17, 2006. Most of its provisions will become effective in 2008. The Act significantly changes the funding requirements for single-employer defined benefit pension plans. The funding requirements will not largely be based on a plan’s calculated funded status, with faster amortization of any shortfalls or surpluses. The Act directs the U.S. Treasury Department to develop a new yield to discount pension obligations for determining the funded status of a plan when calculating the funding requirements.

The measurement dates for the following table are December 31 of each year. The following table sets forth the plan’s status and the amounts recognized on the consolidated statement of financial position at December 31, 2007 and 2006 (amounts in thousands):

	December 31, 2007	December 31, 2006
Actuarial present value of benefit obligation, accumulated benefit obligation	$10,191	$9,898

Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$10,622	$10,355
Service cost	628	651
Interest cost	639	576
Actuarial gain	(715)	(777)
Benefits paid	(196)	(183)

Projected benefit obligation at the end of the year	$10,978	$10,622

Change in plan assets:
Fair value of plan assets at the beginning of the year	$11,094	$10,215
Employer contributions	0	0
Actual return on plan assets	425	1,062
Benefits paid	(196)	(183)

Fair value of plan assets at the end of the year	$11,323	$11,094

Net amount recognized:
Funded status	$345	$472
Unrecognized net gain	(1,439)	(1,175)

Net amount recognized	$(1,094)	$(703)

Amounts recognized in the consolidated statement of financial position:
Accrued benefit cost	$0	$0
Other comprehensive income, net of tax	(874)	(715)
Deferred pension asset	345	472
Deferred tax liability	(565)	(460)

Net amount recognized	$(1,094)	$(703)

The amount recorded in other comprehensive income in 2007 relates entirely to a net gain and does not include any amounts for prior service cost or transition obligations. The estimated net gain that will be amortized from accumulated other comprehensive earnings into net period benefit cost over the next year is $22,000. No amounts for transition obligations or prior service costs are expected to be amortized.

The components of net periodic pension cost for the year ended December 31, 2007, December 31, 2006 and the periods of June 10 to December 31, 2005, and January 1 to June 9, 2005 are as follows (amounts in thousands):

			Successor	Predecessor
	2007	2006	June 10 to December 31, 2005	January 1 to June 9, 2005
Service cost	$628	$651	$409	$194
Interest cost	639	576	366	176
Expected return on plan assets	(877)	(809)	(392)	(219)
Amortization of gain and loss and prior year costs				25

Net periodic pension cost	$390	$418	$383	$176

			Successor	Predecessor
	December 31, 2007	December 31, 2006	December 31, 2005	June 9, 2005
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.50%	6.05%	5.70%	5.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%

	December 31, 2007	December 31, 2006
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:
Discount rate	6.50%	6.05%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	3.0%	3.0%
Minimum required contribution	$0	$0

Plan assets at December 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Equity securities	54%	42%
Bonds—fixed income	38	40
Money market funds	7	18
Real estate	1	—

	100%	100%

Investment Policy and Strategy—The policy, as established by the Pension Plan Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the allocations stated above. The assets will be reallocated quarterly to meet the above target allocations. The investment policy will be reviewed on a regular basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Determination of Expected Long-term Rate of Return—The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 10% to 12% over the long-term, while cash and fixed income are expected to return between 5% to 7%.

Expected employer contributions for the year ended December 31, 2008	$0
Estimated future benefit payments reflecting expected future service for:
2008	$303,000
2009	333,000
2010	382,000
2011	407,000
2012	479,000
2013–2017	3,537,000

Claymont Steel, Inc. 401(k) Plan—The Company has a tax-deferred 401(k) savings plan which covers substantially all full-time employees. The Company’s contribution to the plan, which is computed based on a percentage of employee compensation, was approximately $240,000, $210,000, $118,000, and $88,000 for the year ended December 31, 2007, December 31, 2006 and for the periods of June 10 to December 31, 2005 and January 1 to June 9, 2005, respectively.

Profit Sharing Plans—The Company has executive and employee profit sharing plans. Awards are determined based on meeting certain performance measures as defined in the plans. As of December 31, 2007 and 2006 the Company has accrued for awards amounting to $2,767,000 and $3,115,000 respectively.

14. COMMITMENTS AND CONTINGENCIES

Service Agreements—The Company maintains an agreement with an independent contractor to perform surface conditioning for slabs produced by the Company. Under the agreement, the Company is required to make minimum monthly payments for the availability of the equipment as well as additional monthly payments depending on the actual net tonnage of slabs conditioned. The minimum monthly payments are subject to semi-annual cost adjustments based on labor and material factors. The initial term of the agreement was five years, commencing February 1991. Since then, the agreement has been renewed in 1996, 2001, 2003, 2004 and more recently, in 2006 with an expiration date of June 30, 2014. Monthly payments made by the Company approximated $326,000, $323,000, $182,000, and $127,000 for the years ended December 31, 2007 and December 31, 2006 and for the periods of June 10 to December 31, 2005 and January 1 to June 9, 2005 , respectively. Additional payments relating to the actual net tonnage of slabs conditioned amounted to approximately $1,977,000, $1,268,000, $727,000, and $556,000 for the years ended December 31, 2007 and December 31, 2006 and for the periods of June 10 to December 31, 2005 and January 1 to June 9, 2005, respectively. As a part of the service agreement, certain equipment has been committed for use by the Company. The Company is accounting for this component of the agreement as an operating lease. The estimated future minimum payments under the service agreement are approximately $323,000 each year for the next five years.

The Company also has an agreement with an outside service company to provide vaporized liquid products to the Company for the ten-year period that ended January 31, 2003. The agreement has been extended through January 31, 2013. Under the terms of the agreement, the Company is required to pay monthly amounts based on the total standard cubic foot of product provided by the service company. The agreement is subject to price adjustments. Payments made by the Company under the agreement approximated $5,754,000, $4,850,000, $1,778,000, and $1,398,000 for the year ended December 31, 2007 and December 31, 2006 and for the periods of June 10 to December 31, 2005, and January 1 to June 9, 2005, respectively.

Litigation and Environmental—In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Claymont Steel to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. DNREC received and approved Claymont Steel’s implementation plan and schedule on December 22, 2007. With that, Claymont Steel has to submit monthly highlights that outline the progress as it relates to the milestones within the schedule. The plan submitted outlines initiatives that need to be completed by December 2008 per the consent agreement.

In 2006, Claymont Steel performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires Claymont Steel to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when Claymont Steel smelts recycled scrap steel products, including used automobiles, to produce custom steel plate products. Claymont Steel has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a rational mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires Claymont Steel to elect one of the alternatives set forth in the Order for reducing mercury emissions and notify DNREC of the alternative selected by January 31, 2007. The alternatives include source reduction of mercury in the scrap, installation of a carbon injection system or alternative emission control system, some combination of source reduction and emission controls, or ceasing operation of the electric arc furnace. On January 30, 2007, Claymont Steel notified DRNEC that it elected to implement a combination of source reduction and emission controls. The Order requires Claymont Steel to have the selected alternative operational by December 31, 2008. At this time, Claymont Steel cannot estimate the cost of any corrective measures. If Claymont Steel were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

Claymont Steel is also working with DNREC to investigate potential PCB and PAH contamination in the active scrap yard area. An investigative work plan was submitted in late October for some additional sampling, and Claymont Steel is awaiting review comments from DNREC. Claymont Steel believes any requirements for remediation will not have a material effect on the Company’s financial statements.

As part of the acquisition of the Company from CITIC USA Holding, Inc. (“CITIC Holding”) and pursuant to the Purchase Agreement, the Company is required to pay CITIC Holding monies subsequent to the closing date related to a working capital adjustment and the settlement of a specifically calculated tax liability. The parties agreed to settle the working capital adjustment for $14.9 million. The Company paid CITIC Holding $8 million in June 2005 and $6.9 million in August 2005 to settle the working capital adjustment. The Company estimated the tax liability to be $4.3 million and recorded the liability as of December 31, 2005. On September 6, 2006, the CITIC litigation regarding the working capital adjustment in connection with the acquisition was settled for $6.2 million. The difference between the $6.2 million settlement and the $4.3 million reserve was charged to expense in September 2006.

In addition, certain claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, involve such amounts, which would not have a material effect on the consolidated financial position or results of operations of the Company if disposed of unfavorably.

Lease Obligations—The Company is obligated under non-cancelable leases for minimum payments as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$1,350	591	$675	$84	$—

	$1,350	$591	$675	$84	$—

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Revenue	$87,389	$93,802	$73,975	$90,186
Gross profit	20,917	20,939	10,000	11,755
Operating income	16,195	16,891	6,333	6,452
Net earnings	(1,913)	8,801	1,300	719

Basic (Loss) Earnings per share	$(1,913.00)	$8,801.00	$1,300.00	$719.00
Diluted (Loss) Earnings per share	$(1,913.00)	$8,801.00	$1,300.00	$719.00

2006:
Revenue	$84,095	$85,511	$86,694	$88,404
Gross profit	25,699	27,767	24,850	21,922
Operating income	22,949	24,324	18,123	15,549
Net earnings	10,941	11,438	8,191	5,163

Basic EPS	$10,941.00	$11,438.00	$8,191.00	$5,163.00
Diluted EPS	$10,941.00	$11,438.00	$8,191.00	$5,163.00

Net earnings for the third quarter of 2006 include $1.9 million of pre-tax charges related to the settlement of litigation with the Company’s former owner and $0.6 million of pre-tax charges related to the write-off of the Company’s prior trade name.

Net earnings for the fourth quarter of 2006 include $3.0 million of pre-tax charges related to the fee paid to H.I.G. Capital to terminate the management agreement and $0.8 million of tax expense related to the recognition of a certain state tax liability.

16. RECLASSIFICATION

The Company reclassified shipping and handling revenue as originally reported for the fiscal year ended December 31, 2006, and for the periods ended December 31, 2005 and June 9, 2005 in the amount of $11.3 million, $3.6 million and $2.4 million, respectively. Prior to the reclassification, shipping and handling revenue had been netted with freight expense in the costs of goods sold section of the consolidated Statement of Operations. These amounts were reclassified to sales revenue and the matching shipping costs were reclassified to the cost of goods sold.

The following table summarizes the changes to originally reported amounts and subtotals in the 2006 and 2005 consolidated Statement of Operations:

	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
(Amounts in thousands)	2006	2006	June 10 to December 31, 2005	June 10 to December 31, 2005	January 1 to June 9, 2005	January 1 to June 9, 2005
SALES	$333,408	$344,704	$149,683	$153,279	$128,687	$131,109
COST OF GOODS SOLD	233,170	244,466	114,136	117,732	78,762	81,184

GROSS PROFIT (not reclassified for presentation only)	100,238	100,238	35,547	35,547	49,925	49,925
OPERATING EXPENSES—Selling, general and administrative (not reclassified for presentation only)	19,293	19,293	8,041	8,041	2,535	2,535

INCOME FROM OPERATIONS (not reclassified for presentation only)	80,945	80,945	27,506	27,506	47,390	47,390

INTEREST EXPENSE NET (not reclassified for presentation only)	(22,567)	(22,567)	(11,618)	(11,618)	228	228

INCOME BEFORE INCOME TAXES (not reclassified for presentation only)	58,516	58,516	15,989	15,989	47,618	47,618

17. SUBSEQUENT EVENTS

On January 25, 2008, Evraz Group S.A. (LSE: EVR) and Claymont Steel’s parent (Claymont Steel Holdings, Inc.) announced that Evraz had completed its acquisition of Holdings via a “short-form” merger of Titan Acquisition Sub, Inc., an indirect wholly owned subsidiary of Evraz, with and into Holdings pursuant to the applicable provisions of Delaware law. As a result of the merger, the Company is now an indirect wholly owned subsidiary of Evraz.

The merger followed the announcement on January 17, 2008 of the successful closing of the cash tender offer by Titan Acquisition Sub, Inc. to purchase all outstanding shares of common stock of Claymont Steel for $23.50 in cash, in which approximately 96.6% of the shares were tendered (including shares delivered pursuant to notices of guaranteed delivery). Total payments related to the acquisition were $431.2 million, which includes $422 million to the shareholders, $2.9 million for the buyout of options and $6.3 million for acquisition expenses.

Pursuant to the merger, each share of Claymont Steel common stock not accepted for payment in the tender offer, other than those as to which holders exercise dissenters’ rights and those held by Evraz or Claymont Steel or their respective subsidiaries, has been converted into the right to receive the $23.50 price per share that was paid in the tender offer, without interest thereon and less any applicable stock transfer taxes and withholding taxes.

Evraz Group S.A. is a limited liability company registered under the laws of Luxembourg on December 31, 2004.

Evraz Group S.A., together with its subsidiaries, is involved in the production and distribution of steel and related products. In addition, Evraz owns and operates certain mining assets. Evraz’s steel production and mining facilities are mainly located in the Russian Federation. Evraz is one of the biggest steel producers in the Russian Federation.

On February 15, 2008, Claymont Steel, Inc. announced that it is offering to purchase for cash any and all of our outstanding 8.875% senior notes due 2015 at a purchase price of 101% of the principal amount of the notes. Holdings is required by the terms of the notes and the indenture governing the notes to make this offer as a result of the previously announced acquisition of Claymont Steel Holdings, Inc., our sole stockholder, by Evraz Group S.A. The offer has expired on March 17, 2008 and none of the senior notes were tendered pursuant to the offer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to ensure that information required to be disclosed in the reports it files or submits under the Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of December 31, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

David Clark resigned as Chief Financial Officer in November 2007. Allen Egner was promoted to interim Chief Financial Officer until February 2008 when Mr. Egner returned to his position as Vice President, Finance. Allen Egner resigned as Vice President, Finance in March 2008.

Other than as disclosed above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Our Directors and Executive Officers

The following table sets forth the names and ages of each person who is serving as a director or executive officer of the Company:

Name	Age	Position
Steve Lundmark	66	Vice President, Sales and Marketing
James E. Declusin	65	Director, Chief Executive Officer and President
Jennifer R. Murray	51	Director, Vice President, Administration and Secretary
Robin A. Gantt	36	Director, Chief Financial Officer and Treasurer

Steve Lundmark has served as our vice president, sales and marketing since Claymont Steel’s inception in 1988. Prior to joining Claymont Steel, Mr. Lundmark served as manager of carbon plate sales for Lukens Steel from 1986-1988, as regional sales manager of Lukens Steel from 1977 to 1986, as a branch manager for Kaiser Aluminum from 1969 to 1977, as production supervisor at Johnson & Johnson from 1967 to 1969 and as industrial engineer for Owens-Illinois Glass from 1964 to 1967.

James E. Declusin has served on our Board and as our Chief Executive Officer and President since 2008. Mr. Declusin joined Evraz Oregon Steel Mills in August 2003 as President and Chief Executive Officer after serving as a director of the corporation for three years. Mr. Declusin spent sixteen years with California Steel Industries, retiring in 2000 as Senior Executive Vice President and Chief Operating Officer.

Jennifer R. Murray has served on our Board and as our Vice President, Administration and Secretary since 2008. Ms. Murray joined Evraz Oregon Steel Mills in 1997 as Assistant Corporate Controller, Financial Systems. She became Director of Administration in 1998 and was appointed to her present position as Vice President- Administration and Secretary in 2001. Her prior experience includes financial management and accounting positions at Newell Company and Republic Steel.

Robin A. Gantt has served on our Board and as our Chief Financial Officer and Treasurer since 2008. Ms. Gantt has been with Evraz Oregon Steel Mills since 1999 and was appointed Chief Financial Officer and Treasurer on September 1, 2007. She was Corporate Controller since 2005 and has held the positions of Financial Analyst, Assistant Plant Controller and Business Manager. Prior to joining Evraz Oregon Steel, she held accounting positions with Giffels-Webster Engineers and PricewaterhouseCoopers, LLP

Code of Ethics

Because our equity securities are not registered under the Exchange Act or subject to the listing rules of any stock exchange or automated quotation system, we are not required to have a code of ethics at this time.

Audit Committee

Because the Company’s equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have, and do not have, an audit committee and therefore do not have an audit committee financial expert.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Overall Objectives

The compensation paid in fiscal year 2007 to the Company’s Chief Executive Officer, its Chief Financial Officers and its other executive officers, whom are collectively referred to as the named executive officers (“Named Executive Officers”) was determined by the Compensation Committee of the Board of Directors of our parent. Our parent believes that the compensation paid to the Named Executive Officers should be closely aligned with the parent’s performance as well as with each Named Executive Officer’s individual performance on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for our parent’s stockholders. Our parent’s compensation programs are designed to provide the Named Executive Officers meaningful incentives for superior performance. Performance is evaluated using both financial and non-financial objectives that our parent believes contributes to its long-term success. Among these objectives are financial strength, customer service, operational excellence, employee commitment and regulatory integrity.

Our parent’s goal has been to design a compensation program that focuses the executives on the achievement of specific annual, long-term, and strategic goals set by our parent that align executives’ interests with those of stockholders by rewarding performance that maintains and improves stockholder value. The plans are created so that executives receive cash bonuses, stock options, or restricted stock units when specific, measurable goals are achieved.

How is Compensation Determined

Our parent believes that an effective total compensation plan should be structured to focus executives on the achievement of specific business goals set by our parent and to reward executives for achieving those goals. Therefore, our parent established the following key compensation principles to guide the design and ongoing administration of our parent’s overall compensation program:

1.	Achieve EBITDA targets;

2.	Create stockholder value; and

3.	Maintain total compensation at market competitive levels.

Discussion of Specific Compensation Elements

Our parent compensates the executive officers through a mix of: base salary; short-term cash incentive compensation (annual bonus); long-term equity incentive compensation (stock options and restricted stock units); and pension and other benefits.

Our parent’s mix of base salary, short-term cash incentive and equity compensation varies depending on the level of the position held by the executive. In allocating compensation among these components, our parent believes that the compensation of our senior-most levels of management—the levels of management having the greatest ability to influence the Company’s performance—should be weighted toward performance-based goals putting a greater proportion of their compensation at risk based on achieving specific goals.

Base Salary

Our parent determines base salaries for all Named Executive Officers by reviewing company and individual performance, the value each Named Executive Officer brings to the Company and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The base salaries of Named

Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of our parent’s and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Annual Bonus

The annual bonus is designed to align the interests of senior management with stockholder interests, as well as customer service levels, to achieve overall positive financial performance for our parent. The Compensation Committee of our parent, in partnership with management, sets clear annual performance objectives for all executives and measures annual performance against those objectives.

Individual annual bonuses are set as a percentage of base salary. Annual bonuses are earned based on two levels of criteria. A percentage of the bonus is based on our parent achieving certain EBITDA levels. The remaining bonus is determined at the discretion of our parent’s Compensation Committee.

Long-Term Equity Compensation

Our parent believed that equity compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management and the gains realized by the stockholders. This program encouraged participants to focus on long-term company performance and provides an opportunity for executive officers and designated key employees to increase their ownership in our parent through grants of stock options and restricted stock units. The following is a summary of the Company’s 2006 Stock Incentive Plan.

2006 Stock Incentive Plan

Introduction. The 2006 Stock Incentive Plan (the “2006 Plan”) was adopted by our parent’s Board and approved by the stockholders in November 2006. The 2006 Plan became effective in December 2006 and was terminated in January 2008 in connection with the merger.

Share Reserve. 450,000 shares of common stock were authorized for issuance under the 2006 Plan. However, no participant in our 2006 Plan received awards for more than 100,000 shares of common stock per calendar year.

Equity Incentive Programs. The 2006 Plan was divided into three separate components:

•

the discretionary grant program, under which eligible individuals in our employ or service were granted options to purchase shares of common stock or stock appreciation rights tied to the value of such Common Stock;

•

the stock issuance program, under which eligible individuals were issued shares of common stock pursuant to restricted stock awards, restricted stock units or other stock-based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, or such shares of common stock may be issued through direct purchase or as a bonus for services rendered to the Company (or any parent or subsidiary); and

•

the automatic grant program, under which awards in the form of stock options and restricted stock units grants were automatically be made at periodic intervals to our parent’s eligible non-employee board members.

Eligibility. The individuals eligible to participate in the 2006 Plan included officers and other employees of the Company, our parent’s non-employee board members and any consultants the Company hired and any individuals in similar capacities with any of the Company’s parent or subsidiary companies.

Administration. Our parent’s Compensation Committee of the Board administered the discretionary grant and stock issuance programs. However, the Board could have appointed a secondary committee of one or more board members to have separate but concurrent authority with the compensation committee to make awards under those two programs to individuals other than executive officers and board members.

The plan administrator determined which eligible individuals were to receive awards under these two programs, the time or times when those awards were to be made, the number of shares subject to each such award, the vesting, exercise and issuance schedules to be in effect for each such award, the maximum term for which such award was to remain outstanding, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws and the cash consideration payable (if any) for shares issuable under the stock issuance program. The automatic grant program for the non-employee board members was self-executing, and the plan administrator had limited authority under that program.

Plan Features. The 2006 Plan included the following features:

•

The exercise price for options and stock appreciation rights could not be less than the fair market value per share on the grant date. No option or stock appreciation right had a term in excess of seven years, and each grant was subject to earlier termination following the recipient’s cessation of service with the Company. The grants generally vested and became exercisable in installments over the recipient’s period of continued service.

•	Two types of stock appreciation rights were granted:

•

Tandem rights which provided the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the excess of (i) the fair market value of the vested shares subject to the surrendered option over (ii) the aggregate exercise price payable for those shares; and

•

Stand-alone rights which allowed the holders to exercise those rights as to a specific number of shares of our common stock and receive in exchange a distribution from us in an amount equal to the excess of (i) the fair market value of the shares of common stock as to which those rights are exercised over (ii) the aggregate base price in effect for those shares.

•	The appreciation distribution on any exercised tandem or stand-alone stock appreciation right was made in shares of our common stock.

•

Under the stock issuance program, shares were issued at a price per share not less than their fair market value, payable in cash or other valid consideration under the Delaware General Corporation Law. Shares were also issued as a bonus for past services without any cash purchase price required of the recipient. Shares of our common stock were also issued pursuant to performance share awards or restricted stock units which entitle the recipients to receive those shares, without payment of any cash purchase price, upon the attainment of designated performance goals and/or the completion of a prescribed service period or upon the expiration of a designated time period following the vesting of those awards or units, including (without limitation), a deferred distribution date following the termination of the recipient’s service with us.

•	The 2006 Plan included the following change in control provisions, which may have resulted in the accelerated vesting of outstanding awards:

•

In the event of a change in control, each outstanding award under the discretionary grant program, which is not to be assumed by the successor corporation or otherwise continued in effect, will automatically vest in full on an accelerated basis. However, the plan administrator will have the authority to grant awards that will immediately vest in the event of a change in control, even if those awards are to be assumed by the successor corporation or otherwise continued in effect.

•

Each award (whether in the form of an option grant or restricted stock units) outstanding under the automatic grant program at the time of a change in control will automatically vest in full on an accelerated basis.

•

The plan administrator will also have complete discretion to structure one or more awards under the discretionary grant program so those awards will vest as to all the underlying shares in the event those awards are assumed or otherwise continued in effect but the individual’s service with us or the acquiring entity is subsequently terminated within a designated period following the change in control event.

•

Outstanding awards under the stock issuance program may be structured so that those awards will vest immediately upon the occurrence of a change in control event or upon a subsequent termination of the individual’s service with the acquiring entity or us.

•

A change in control will be deemed to occur in the event (i) the Company is acquired by merger or asset sale or (ii) there occurs any transaction or series of related transactions pursuant to which any person or group of related persons becomes directly or indirectly the beneficial owner of securities possessing (or convertible into or exercisable for securities possessing) more than fifty percent (50%) of the total combined voting power of our securities outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from us or the acquisition of outstanding securities held by one or more of the Company’s stockholders.

•

In the event of any stock split, stock dividend, spin-off transaction, extraordinary distribution (whether in cash, securities or other property), recapitalization, combination of shares, exchange of shares or other similar transaction affecting our outstanding common stock without the Company’s receipt of consideration, equitable adjustments will be made by the plan administrator to (i) the maximum number and/or class of securities issuable under the 2006 Plan, (ii) the maximum number and/or class of securities for which any one person may receive awards under the Plan per calendar year, (iii) the number and/or class of securities for which awards may subsequently be made under the automatic grant program to new and continuing eligible non-employee directors, (iv) the number and/or class of securities and the exercise or base price per share in effect under each outstanding award under the discretionary grant and automatic grant programs and (v) the number and/or class of securities subject to each outstanding award under the stock issuance and automatic grant program and the cash consideration (if any) payable per share.

•

The plan administrator may provide one or more individuals holding awards under the 2006 Plan with the right to have the Company withhold a portion of the shares otherwise issuable to such individuals in satisfaction of the withholding taxes to which they become subject in connection with the exercise of those options or stock appreciation rights, the issuance of vested shares or the vesting of unvested shares issued to them. Alternatively, the plan administrator may allow such individuals to deliver previously acquired shares of the Company’s common stock in payment of such withholding tax liability.

•

Plan amendments will be subject to stockholder approval to the extent required by applicable law or regulation or the listing standards of the stock exchange (or NASDAQ National Market) on which the Company’s common stock is at the time primarily traded.

Automatic Option Grant Program. Participation in the automatic option grant program was limited to (i) each individual who was serving as an eligible non-employee board member in December 2006 and (ii) any individual who first became an eligible non-employee board member on or after such date. For purposes of the program, an eligible non-employee board member was any non-employee board member who is not a member, officer, manager, equity holder or other affiliate of H.I.G. Capital LLC, Inc.

Grants under the automatic grant program were made as follows:

•

Each individual who was serving as an eligible non-employee board member in December 2006 was automatically granted an option to purchase that number of shares of common stock determined by dividing the sum of thirty thousand dollars by the price per share at which the common stock was sold pursuant to the Company’s initial public offering (an “IPO grant”).

•

Each individual who first became an eligible non-employee board member at any time after December 2006 was, on the date such individual joined the board, automatically granted an option to purchase that number of shares of our common stock determined by dividing the applicable dollar amount, not to exceed fifty thousand dollars, by the fair market value per share of our common stock on such date, provided that individual has not previously been in our employ (the “Initial Grant”). The applicable dollar amount was determined by the plan administrator at the time of each such grant.

•

On the date of each annual stockholders meeting held after the completion of the Company’s initial public offering of common stock, each eligible non-employee board member who was to continue to serve as a non-employee board member, including each of the Company’s current eligible non-employee board members, was automatically awarded restricted stock units covering that number of shares of the Company’s common stock determined by dividing the applicable annual amount, not to exceed thirty thousand dollars, by the fair market value per share of our common stock on such date, provided that such individual has served as an eligible director for a period of at least six (6) months (the “Annual Grant”). The applicable annual amount was determined by the plan administrator on or before the date of the annual stockholders meeting on which those Annual Grants were to be made.

Any fractional share of common stock resulting from the application of the applicable dollar formula was rounded up to the next whole share.

Each IPO Grant and Initial Grant had an exercise price per share equal to the fair market value per share of the Company’s common stock on the grant date and had a term of seven years, subject to earlier termination following the eligible non-employee director’s cessation of board service. The option was immediately exercisable for all of the option shares; however, the Company could repurchase, at the lower of the exercise price paid per share or the fair market value per share, any shares purchased under the option that were not vested at the time of the eligible non-employee director’s cessation of board service. The shares subject to each IPO Grant and Initial Grant vested in a series of four successive annual installments upon the eligible non-employee director’s completion of each year of board service over the four-year period measured from the grant date. The shares subject to each Annual Grant vested upon the earlier of the eligible non-employee director’s completion of one year of board service measured from the grant date or his or her continuation in board service until the day immediately preceding the next annual stockholders meeting following the grant date. However, the shares subject to each automatic grant held by an eligible non-employee director (whether in the form of an option grant or restricted stock units) immediately vested in full upon his or her death or disability while a board member.

Restricted Stock Awards

The Company granted restricted stock to Jeff Bradley in 2005 to provide an incentive to its Chief Executive Officer to focus on the growth in value of the Company’s stock.

Pursuant to the terms of the employment agreement and the restricted shares agreement between the Company and Jeff Bradley, Mr. Bradley was granted 75,451 shares of restricted stock, representing 0.6667% of the then outstanding common stock. Of such shares, 12.5% vested each anniversary of the original grant date assuming that Mr. Bradley was employed on each applicable vesting date. An additional 12.5% of such shares vest each anniversary of the original grant date if the Company’s EBITDA levels equal or exceed targets established by our parent’s Compensation Committee and Mr. Bradley was employed on each applicable vesting date.

Mr. Bradley received a dividend payment of approximately $276,000 in September 2005. Mr. Bradley was also entitled to a $466,490 dividend on his restricted shares with respect to a dividend to our equity holders declared on June 13, 2006. Mr. Bradley received $90,000 of the dividend on June 14, 2006 and the remainder was deferred pursuant to the terms of Mr. Bradley’s restricted shares agreement. In addition, Mr. Bradley was entitled to a $477,921 dividend on his restricted shares with respect to a dividend to our equity holders declared on July 12, 2006. The withheld dividends were distributed to Mr. Bradley in January 2007.

In June 2006, our parent’s Compensation Committee determined that the Company satisfied the targeted EBITDA levels and as such one-quarter of Mr. Bradley’s restricted stock vested and was released from restrictions. In June 2007, another one-quarter of Mr. Bradley’s restricted stock vested and was released from restrictions.

In connection with the Merger, all of Mr. Bradley’s outstanding unvested restricted stock was cashed out for $23.50 per share, which was the tender offer price.

Defined Benefit Retirement Plan

Our parent maintains a noncontributory defined benefit pension plan, which covers substantially all full-time employees. Pension benefits are based on years of service and average annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are based on an employee reaching the normal retirement age of 65. The amounts are accumulated by multiplying the employee’s average base salary by the number of years of un-interrupted service by a pension factor of 1%. The benefit paid out is calculated using a normal form straight-line annuity for a single person. The benefits paid out are not subject to any deduction for social security or other offset amounts.

Other Benefits

We also provide all employees with a 401(k) plan, health and dental coverage, company-paid term life insurance, disability insurance, paid time off and paid holidays. These benefits are typical within our industry, are designed to be competitive with overall market practices, and are in place to attract and retain the executives and employees needed to operate our business.

Severance and Change of Control Agreements.

Mr. Bradley and Mr. Clark were entitled to certain severance and change of control benefits. These agreements are described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. All compensation decisions are made by our parent’s Compensation Committee of the Board of Directors. There are no interlocking relationships that require disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Compensation Committee Report

The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management and based on such review and discussions, the Board of Directors has determined that the foregoing Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Board of Directors:

James E. Declusin

Robin A. Gantt

Jennifer R. Murray

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Company’s Named Executive Officers for the year ended December 31, 2007.

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeff Bradley	2007		$350,000		$113,000		$226,000	(4)	153,000	(11)	—	$6,665	$855,000	(5)	$1,703,665
Chief Executive Officer	2006		$275,000		$225,000	(3)	$259,000	(4)	—		—	$13,030	$89,000	(5)	$861,030

David Clark	2007	(8)	$216,000		$14,000	(12)	$0		0	(10)	—	$0	—		$230,000
Chief Financial Officer	2006		$29,000	(2)	$0		$0		0	(6)	—	$0	—		$29,000

Allen Egner	2007	(9)	$168,000		$76,000		$75,000	(12)	25,000	(12)	—	$6,892	—		$350,892
Vice President, Finance	2006		$151,000		$175,000		$0	(7)	0	(6)	—	$6,887	—		$332,887

Steve Lundmark	2007		$180,000		$89,000		$75,000	(12)	25,000	(12)	—	$4,371	—		$373,371
Vice President, Sales and Marketing	2006		$178,000		$45,000		$0	(7)	0	(6)	—	$24,954	—		$247,954

(1)

Amounts in these columns represent the compensation expense recognized by the Company in accordance with SFAS 123(R) for the year ended December 31, 2007. Assumptions used in the calculation of these amounts are included in note 11 of the Company’s audited financial statements included therein.

(2)	Mr. Clark’s employment with the Company commenced in November 2006. This amount was paid to Mr. Clark from November 2006 through December 2006. Mr. Clark’s annual base salary was $250,000.
(3)	Mr. Bradley was paid a bonus of $225,000 on July 13, 2006 for his performance for the twelve-month period ended June 30, 2006.
(4)

Pursuant to a restricted shares agreement, Mr. Bradley was granted 75,451 shares of our sole stockholder’s restricted stock, one-quarter of which vested in June 2006 and one-quarter of which vested in June 2007. Mr. Bradley also received $200,000 in restricted stock units in connection with Holdings’ initial public offering of common stock in December 2006. The restricted stock units vest over four years from the date of grant.

(5)

Mr. Bradley received dividend payments of approximately $89,000 in June 2006 with respect to his restricted stock. Mr. Bradley received a distribution of $855,000 of dividends held in an escrow account pursuant to his restricted shares agreement in January 2007.

(6)

Stock options were granted in connection with Holdings’ initial public offering of common stock in December 2006, however the Company did not recognize any compensation expense in connection with such options for the year ended December 31, 2006.

(7)

Restricted stock units were granted in connection with Holdings’ initial public offering of common stock in December 2006, however the Company did not recognize any compensation expense in connection with such restricted stock units for the year ended December 31, 2006.

(8)	David Clark resigned from his position as Chief Financial Officer in November 2007. This chart reflects amounts paid to Mr. Clark for his service during fiscal year 2007.
(9)

Allen Egner was appointed interim Chief Financial Officer following Mr. Clark’s departure in November 2007 until February 2008. This chart reflects amounts paid to Mr. Egner for his service as Vice President, Finance and interim Chief Financial Officer during fiscal year 2007.

(10)	Upon Mr. Clark’s departure from the Company, he forfeited all of his stock options.
(11)

Mr. Bradley was granted options to purchase 80,000 shares of common stock divided equally over four years. The number of options that vested each year was determined based on Mr. Bradley achieving performance criteria and at the discretion of our parent’s Compensation Committee.

(12)

In connection with our parent’s initial public offering, both Mr. Egner and Mr. Lundmark were granted options to purchase shares of Holdings’ common stock having an aggregate exercise price of $200,000 and restricted stock units having a value of $300,000 based on the initial public offering price of Holdings’ common stock. The options and restricted stock units vest ratably over a four-year period from the date of grant.

(13)	Mr. Clark was paid a bonus of $14,000 on February 12, 2007 for his performance for the one-month period ended December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding plan-based awards granted to the Named Executive Officers in 2007.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(3)				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)(2)	Target (#)		Maximum (#)(2)
Jeff Bradley(5)	1/31/07	—	—	—	—	80,000	(6)	—	—	—	$18.65	$703,000

(1)	All non-equity payouts to Named Executive Officers during 2006 are considered “Bonuses” and are reflected in the Summary Compensation Table.
(2)	There was no specified minimum or maximum award payout with respect to grants made pursuant to the 2006 Plan.
(3)	These awards were made under the Company’s 2006 Stock Incentive Plan.
(4)	The grant date fair value is computed in accordance with SFAS 123(R). Assumptions used in the calculation of the amounts are included in note 11 to the audited financial statements included herein.
(5)	No other Named Executive Officer received a grant of options or restricted stock units in 2007.
(6)

Mr. Bradley was granted options to purchase 80,000 shares of common stock at an exercise price of $18.65 per share. The options expire 7 years after the grant date and vest in four equal annual installments subject to meeting certain performance criteria and in the discretion of our parent’s Compensation Committee.

Employment Arrangements

Jeff Bradley

The Company entered into an employment agreement with Jeff Bradley pursuant to which, among other things, Mr. Bradley served as its Chief Executive Officer. Under this agreement, Mr. Bradley’s base salary was $350,000 per year, and he was eligible for an annual bonus of up to $225,000 of which up to $150,000 was based on the Company attaining certain EBITDA levels and the remaining $75,000 was earned in at the discretion of our parent’s Compensation Committee. In addition, Mr. Bradley was eligible for an annual equity award under the Company’s 2006 Stock Incentive Plan of restricted stock units having a value of $125,000 and for the commencement of vesting of options to purchase up to 20,000 shares each year over a four-year period. Two-thirds of his equity award was based upon the Company attaining certain EBITDA levels and the remaining one-third was earned at the discretion of our parent’s Compensation Committee. In June 2005, Mr. Bradley was also granted 75,451 shares of Holdings’ restricted stock, representing 0.6667% of its outstanding common stock. Of such shares, 12.5% vested each anniversary of the original grant date assuming that Mr. Bradley was employed on each applicable vesting date. An additional 12.5% of such shares vested beginning on June 30, 2006 and on June 30 of each subsequent year if our EBITDA levels equaled or exceeded targets established by our Board and Mr. Bradley was employed on each applicable vesting date. The first one-quarter of the shares vested in June 2006 and the second one-quarter vested in June 2007. In the event that the Company or certain of its affiliates experienced a change of control, Mr. Bradley was entitled to an additional bonus equal to $1,000,000 minus the net proceeds that he received upon such change of control as a result of his equity ownership. If the Company terminated Mr. Bradley without cause he was entitled to salary accrued through the effective date of the termination notice, the reimbursement of any expenses, and, if he executed a separation release, one year’s salary and any bonus accrued as of termination. If the Company terminated Mr. Bradley with cause he was entitled to his salary accrued through the effective date of the termination notice and the reimbursement of any expenses.

Additionally, Mr. Bradley was granted restricted stock units having a value equal to $200,000 based on the initial public offering price of the Company’s common stock. The restricted stock units vested ratably over a four-year period from the date of grant.

In connection with the Merger, Mr. Bradley’s restricted stock units were cashed out at $23.50 per share and his options were cashed out at $4.85 per share. Mr. Bradley left his position as Chief Executive Officer of the Company in February 2008.

David Clark

The terms of Mr. Clark’s employment, pursuant to which he served as the Chief Financial Officer of the Company, were set out in his offer letter which provided that Mr. Clark received a base salary of $250,000 per year, and was eligible for an annual cash bonus of up to $125,000 and an equity award under the Company’s 2006 Stock Incentive Plan of restricted stock units having a value of up to $62,500 and options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the fair market value of our common stock on the date of grant) of up to $62,500. Two-thirds of Mr. Clark’s cash bonus and two-thirds of his equity award were based upon the Company attaining certain EBITDA levels and the remaining one-third of both his cash bonus and his equity award were earned at the discretion of our parent’s Compensation Committee. If the Company terminated Mr. Clark without cause, he was entitled to salary accrued through the effective date of the termination notice, the reimbursement of any expenses, and, if he executed a separation release, one year’s salary and any bonus accrued as of termination. If the Company terminated Mr. Clark with cause, he was entitled to his salary accrued through the effective date of the termination notice and the reimbursement of any expenses. Additionally, Mr. Clark was granted options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the initial public offering price) of $750,000. These options vested ratably over a four-year period from the date of grant. Mr. Clark resigned from his position with the Company in November 2007. In connection with his resignation, Mr. Clark forfeited all of his stock options.

Allen Egner

Mr. Egner’s base salary was $150,000 per year and Mr. Egner was eligible for an annual cash bonus of up to $75,000 and an equity award under the Company’s 2006 Stock Incentive Plan of options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the fair market value of our common stock on the date of grant) of up to $80,000. In connection with Mr. Egner’s service as interim Chief Financial Officer, his base salary was increased to $225,000 per year and he was eligible for an annual cash bonus and an annual equity award equal to $112,500, respectively. One-half of Mr. Egner’s cash bonus and one-half of his equity award was based upon the Company attaining certain EBITDA levels and the remaining one-half of his cash bonus and his equity award were earned at the discretion of our parent’s Compensation Committee. Additionally, Mr. Egner received a cash award of $100,000 and was granted restricted stock units having a value of $300,000 based on the initial public offering price and options to purchase shares of the Company’s common stock having an aggregate exercise price (based on the initial public offering price) of $200,000. These restricted stock units and options each vested ratably over a four-year period from the date of grant. In connection with the Merger, Mr. Egner’s restricted stock units were cashed out at $23.50 per share and his options were cashed out at $6.50 per share. Mr. Egner resigned from his position at the Company in March 2008.

Steve Lundmark

Mr. Lundmark’s base salary is $180,000 per year. Mr. Lundmark is eligible for an annual cash bonus of up to $90,000 and an equity bonus under the Company’s 2006 Stock Incentive Plan of options to purchase shares of our common stock having an aggregate exercise price (based on the fair market value of our common stock on the date of grant) of up to $80,000. One-half of Mr. Lundmark’s cash bonus and one-half of his equity award will be based upon the Company attaining certain EBITDA levels and the remaining one-half of both his cash bonus and his equity award may be earned at the discretion of our parent’s Compensation Committee. Additionally, Mr. Lundmark was granted restricted stock units having a value of $300,000 based on the initial public offering price and options to purchase shares of our common stock having an aggregate exercise price (based on the initial public offering price) of $200,000. These restricted stock units and options each vested ratably over a four-year period from the date of grant. In connection with the Merger, Mr. Lundmark’s restricted stock units were cashed out at $23.50 per share and his options were cashed out at $6.50 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding outstanding stock options and restricted stock units held by the Named Executive Officers at December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Jeff Bradley	—	—	80,000	$18.65	01/31/14	—	—	8,823	$206,000
David Clark(4)	—	—	0	$—	—	—	—	—	—
Allen Egner	2,941	—	8,823	$17.00	12/17/13	—	—	13,235	$309,000
Steve Lundmark	2,941	—	8,823	$17.00	12/17/13	—	—	13,235	$309,000

(1)

Option and Stock Awards vested in four annual installments over the four-year period from the date of grant. Under certain circumstances all stock options and restricted stock units immediately vested upon a Change of Control as defined in the Company’s 2006 Stock Incentive Plan. See “Potential Payments Upon Termination or Change in Control” for a description of when vesting of awards was accelerated. In connection with the Merger, all Option and Stock Awards were cashed out pursuant to the Merger Agreement.

(2)

Pursuant to the terms of a restricted shares agreement between the Company and Jeff Bradley, Mr. Bradley was granted 75,451 shares of restricted stock in 2005. Of such shares, 12.5% vested each anniversary of the original grant date, June 30, 2005, assuming that Mr. Bradley was employed on each applicable vesting date. An additional 12.5% of such shares vested each anniversary of the original grant date if the Company’s EBITDA levels equal or exceed targets established by our parent’s Compensation Committee and Mr. Bradley was employed on each applicable vesting date. If Mr. Bradley was employed by the Company at the time of a “Change of Control,” as defined in Mr. Bradley’s employment agreement, all shares of restricted stock not previously forfeited would immediately vest and cease to be restricted. In connection with the Merger, all of Mr. Bradley’s unvested restricted stock was cashed out pursuant to the Merger Agreement.

(3)	Based on the $23.35 per share closing price of our common stock on December 28, 2007 as reported on the NASDAQ Global Market.
(4)	Mr. Clark’s stock options were forfeited upon his resignation from the Company in November 2007.

OPTION EXERCISES AND STOCK VESTED

The following table provides information regarding option exercises by the Named Executive Officers during 2007 and vesting of restricted stock held by the Named Executive Officers during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeff Bradley	—	—	18,862	$404,000	(1)
Jeff Bradley	—	—	2,941	69,000	(2)
David Clark	—	—	—	—
Allen Egner	—	—	4,412	103,000	(2)
Steve Lundmark	—	—	4,412	103,000	(2)

(1)	The value is based on $21.39 per share, the closing price of the Company’s common stock on June 30, 2007, the vesting date, as reported by the NASDAQ Global Market.
(2)	The value is based on $23.35 per share, the closing price of the Company’s common stock on December 28, 2007, the vesting date, as reported by the NASDAQ Global Market.

PENSION BENEFITS

The following table sets forth the present value of the Named Executive Officers’ accumulated benefits under the Company’s pension plan as of December 31, 2007:

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jeff Bradley	Noncontributory defined benefit pension plan	2	$19,695	0
David Clark	Noncontributory defined benefit pension plan	0	$0	0
Allen Egner	Noncontributory defined benefit pension plan	18	$78,484	0
Steve Lundmark	Noncontributory defined benefit pension plan	19	$246,490	0

We maintain a noncontributory defined benefit pension plan, which covers substantially all full-time employees, including Messrs. Bradley, Clark, Egner and Lundmark, while employed at the Company. Pension benefits are based on years of service and average annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974.

Pension benefits are based on an employee reaching the normal retirement age of 65. The amounts are accumulated by multiplying the employee’s average base salary by the number of years of un-interrupted service by a pension factor of 1%. The benefit paid out is calculated using a normal form straight-line annuity for a single person. The benefits paid out are not subject to any deduction for social security or other offset amounts.

Earnings for the purpose of calculating the final earnings are limited to base salary as reflected in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

This section describes payments that may be made to the Company’s Named Executive Officers upon several events of termination, including termination in connection with a change in control, assuming the termination event occurred on December 31, 2007 (except as otherwise noted). The information in this section does not include information relating to the following:

•	payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including the Company’s tax-qualified defined contribution plan; and

•	restricted stock that vested prior to the termination event—see the Outstanding Equity Awards at Fiscal Year-End table.

The Company entered into an Employment Agreement and Restricted Shares Agreement with Jeff Bradley. The Company’s other executive officers are not a party to an employment agreement with the Company. Any severance, termination and/or change in control terms provided to the Named Executive Officers were a result of negotiations with each such executive officer.

Jeff Bradley—Employment Agreement

Change of Control

The agreement entitled Mr. Bradley to a cash Change of Control Bonus equal to the Equity Deficiency, if Mr. Bradley was employed on the effective date of such Change of Control. Equity Deficiency is determined by subtracting the Employee’s Share from $1,000,000. If the Employee’s Share is more than $1,000,000, the Equity Deficiency is $0. The Employee’s Share equals:

•

in the case of a Change of Control involving a sale of stock of the Company (or a sale of the stock of H.I.G. Capital, together with all of the outstanding shares of capital stock of the Company not directly owned by H.I.G. Capital), the amount of Net Proceeds (as defined in the agreement) actually received directly by Mr. Bradley upon the Change of Control;

•

in the case of a Change of Control involving solely a sale of the stock of H.I.G. Capital, the amount that would be payable to Mr. Bradley upon a redemption of his Company stock immediately following such Change of Control, where the price to be paid in such redemption would equal (x) the aggregate Net Proceeds of such Change of Control divided by the percentage of the Company’s stock not owned by Mr. Bradley at the time of the Change of Control, minus (y) the aggregate Net Proceeds of such Change of Control; and

•

in the case of a Change of Control involving a sale of assets, the amount of Net Proceeds that would have been distributed to Mr. Bradley as a stockholder of the Company in an extraordinary dividend equal to the aggregate Net Proceeds upon the Change of Control.

At the prices at which our common stock traded, the Equity Deficiency was $0 at December 31, 2007.

A Change of Control under the agreement means:

•

any sale, consolidation or merger which results in the acquisition of all or substantially all of the Company’s outstanding shares of capital stock by a single person or entity or by a group of persons or entities acting in concert;

•

any acquisition in a single transaction or group of related transactions of all or substantially all of the outstanding shares of capital stock of H.I.G. Capital LLC, Inc. either alone or together with all of the outstanding shares of capital stock of the Company not directly owned by H.I.G. Capital; or

•

any sale or transfer of all or substantially all of the assets of the Company and its direct and indirect subsidiaries after which such subsidiaries retain no material business operations provided however that the term “Change of Control” shall not include any of the following: (x) a transaction or transactions with affiliates of H.I.G. Capital (as determined by the Board of Directors of H.I.G. Capital in its sole discretion); (y) a transaction or transactions pursuant to which more than 50% of the shares of voting stock of the surviving or acquiring entity is owned and/or controlled (by agreement or otherwise), directly or indirectly, by H.I.G. Capital or any of its affiliates (as determined by the Board of Directors of H.I.G. Capital in its sole discretion); or (z) any transaction which results in aggregate Net Proceeds (as hereinafter defined) of less than $150,000,000.

Termination Provisions

In the event Mr. Bradley’s employment terminated due to (i) death, (ii) disability, (iii) termination for cause or (iv) voluntary termination, Mr. Bradley or his estate was entitled to receive his accrued but unpaid salary through the date of death, date of notice to the Company of disability or date of termination and reimbursement of any unpaid expenses in connection with his duties with the Company.

In the event Mr. Bradley’s employment was terminated without cause, Mr. Bradley was entitled to receive:

(1) his accrued but unpaid salary through the date of notice of termination;

(2) reimbursement of unpaid expenses in connection with his duties with the Company; and

(3) lump-sum cash payment equal to 12 months salary plus any bonus accrued but not yet payable reduced by the Employee’s Share (defined above) if termination occurred with a Change of Control.

Amounts paid pursuant to clause (3) above were contingent upon satisfaction of a Separation Release whereby Mr. Bradley agreed to waive and release any claims arising from his employment with the Company.

Mr. Bradley’s agreement included typical confidentiality clauses and a 2-year non-competition clause.

Jeff Bradley—Restricted Shares Agreement

Pursuant to a Restricted Shares Agreement between the Company and Mr. Bradley, Mr. Bradley received 75,451 shares of restricted stock. The Restricted Shares Agreement provided that if Mr. Bradley’s employment was terminated for any reason, all unvested restricted shares were automatically forfeited and transferred to the Company. If Mr. Bradley was employed during a Change of Control (as defined in Mr. Bradley’s employment agreement above), any unvested restricted shares not previously forfeited would vest and cease to be restricted. In connection with the Merger, all of Mr. Bradley’s unvested restricted stock was cashed out pursuant to the Merger Agreement.

David Clark

The terms of Mr. Clark’s employment were set out in his offer letter which provided severance in the amount of twelve months salary and the amount of Mr. Clark’s bonus (up to 50% of his base salary) accrued as of the termination date, if terminated by the Company other than for cause. Mr. Clark resigned from his position with the Company in November 2007.

Acceleration of Vesting Provisions Pertaining to Stock Options and Restricted Stock Units Upon a Change in Control

Pursuant to the agreements governing the stock options and restricted stock units granted under the Company’s 2006 Stock Incentive Plan, certain events accelerated the vesting of the shares.

Stock Options

If options are outstanding but not fully exercisable at the time of a Change of Control, and such options are not assumed or paid cash consideration in connection with the Change of Control, such options will automatically accelerate and become fully exercisable.

Pursuant to Mr. Clark’s stock option agreements with respect to his grant of stock options in connection with the Company’s initial public offering of common stock, regardless of whether his options were assumed or he was paid cash consideration in connection with a Change of Control, all of his outstanding but not otherwise fully exercisable options would automatically accelerate upon a Change of Control. Mr. Clark forfeited all of his options upon his departure in November 2007.

A Change of Control is defined in the Plan as a change in the ownership or control of the Company through any of the following transactions:

•

a merger, consolidation or other reorganization approved by the Company’s stockholders, unless securities representing more than 50% of the total combined voting power of the voting securities of the successor corporation are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company’s outstanding voting securities immediately prior to such transaction;

•	a stockholder-approved sale, transfer or other disposition of all or substantially all of the Company’s assets; or

•

the closing of any transaction or series of related transactions pursuant to which any person or any group of persons comprising a “group” within the meaning of Rule 13d-5(b)(1) of the 1934 Act (other than the Company or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with, the Company) becomes directly or indirectly the beneficial owner (within the meaning of 13d-3 of the 1934 Act) of securities possessing (or convertible into or exercisable for securities possessing) more than 50% of the total combined voting power of the Company’s securities (as measured in terms of the power to vote with respect to the election of Board members) outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from the Company or the acquisition of outstaying securities held by one or more of the Company’s existing stockholders.

Stock options cease to vest upon termination of employment for any reason, including death or disability.

Restricted Stock Units

If restricted stock units are outstanding but unvested at the time of a Change of Control, and such restricted stock units are not assumed or replaced with a cash retention program in connection with the Change of Control, such restricted stock units will vest immediately.

A Change of Control is defined as a change in the ownership or control of the Company through any of the following transactions:

•

a merger, consolidation or other reorganization approved by the Company’s stockholders, unless securities representing more than 50% of the total combined voting power of the voting securities of the successor corporation are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company’s outstanding voting securities immediately prior to such transaction;

•	a stockholder-approved sale, transfer or other disposition of all or substantially all of the Company’s assets;

•

the closing of any transaction or series of related transactions pursuant to which any person or any group of persons comprising a “group” within the meaning of Rule 13d-5(b)(1) of the 1934 Act (other than the Company or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with, the Company) becomes directly or indirectly the beneficial owner (within the meaning of 13d-3 of the 1934 Act) of securities possessing (or convertible into or exercisable for securities possessing) more than 50% of the total combined voting power of the Company’s securities (as measured in terms of the power to vote with respect to the election of Board members) outstanding immediately after the consummation of such transaction or series of related transactions, whether such transaction involves a direct issuance from the Company or the acquisition of outstaying securities held by one or more of the Company’s existing stockholders; or

•

a change in the composition of the Board over a period of 12 consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

Restricted stock units cease to vest upon termination of employment for any reason, including death or disability.

Table of Benefits Upon Termination Events

The following tables show potential payments to the Named Executive Officers upon termination of employment, including without limitation a change in control, assuming a December 31, 2007 termination date. In connection with the amounts shown in the table:

•

Stock option benefit amounts for each option as to which vesting will be accelerated upon the occurrence of the termination event is equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share of the option and the $23.35 closing price per share of our common stock on December 28, 2007.

•

Restricted stock benefit amounts are equal to the product of the number of restricted shares as to which vesting will be accelerated upon the occurrence of the termination event multiplied by the $23.35 per share closing price of our common stock on December 28, 2007.

Jeff Bradley Benefit Type	Change in Control		Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Severance Payments	1,000,000	(1)	350,000	0	0	0	0
Accrued Bonus(2)	0		225,000	0	0	0	0
Retirement Plan	0		0	0	0	0	19,695
Deferred Compensation Plan	0		0	0	0	0	0
Stock Options(3)	1,868,000		0	0	0	0	0
Restricted Stock(3)	206,000		0	0	0	0	0
Excise Tax and Gross-Ups	0		0	0	0	0	0
Health and Welfare Benefits	0		0	0	0	0	0
TOTAL	3,074,000		575,000	0	0	0	19,695

(1)	This amount is payable under certain circumstances described above. The market price of the Company’s common stock as of the hypothetical termination date would result in no amount being due.
(2)	Assumes full bonus accrued for the year.
(3)	Assumes options and restricted stock units were not assumed or replaced in the event of a Change of Control pursuant to the 2006 Stock Incentive Plan.

David Clark(1) Benefit Type	Change in Control	Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Severance Payments	0	250,000	0	0	0	0
Accrued Bonus(2)	0	125,000	0	0	0	0
Retirement Plan	0	0	0	0	0	5,606
Deferred Compensation Plan	0	0	0	0	0	0
Stock Options (3)	773,000	0	0	0	0	0
Restricted Stock	0	0	0	0	0	0
Excise Tax and Gross-Ups	0	0	0	0	0	0
Health and Welfare Benefits	0	0	0	0	0	0
TOTAL	773,000	375,000	0	0	0	5,606

(1)

The amounts represented on this table are based on Mr. Clark’s offer letter with the Company. Mr. Clark did not have an employment agreement in place at the hypothetical termination date. Mr. Clark resigned from his position with the Company in November 2007. This tables assumes Mr. Clark was employed by the Company at the hypothetical termination date.

(2)	Assumes full bonus accrued for the year.
(3)	All of Mr. Clark’s outstanding options accelerate upon a change of control pursuant to this stock option agreement under the 2006 Stock Incentive Plan.

Allen Egner Benefit Type	Change in Control	Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Accrued Bonus	0	0	0	0	0	0
Retirement Plan	0	0	0	0	0	78,484
Deferred Compensation Plan	0	0	0	0	0	0
Stock Options (1)	275,000	0	0	0	0	0
Restricted Stock(1)	412,000	0	0	0	0	0
Excise Tax and Gross-Ups	0	0	0	0	0	0
Health and Welfare Benefits	0	0	0	0	0	0
TOTAL	687,000	0	0	0	0	78,484

(1)	Assumes options and restricted stock units were not assumed or replaced in the event of a Change of Control pursuant to the 2006 Stock Incentive Plan.

Steve Lundmark Benefit Type	Change in Control	Termination without Cause	Termination with Cause	Voluntary Termination	Death or Disability	Retirement
Accrued Bonus	0	0	0	0	0	0
Retirement Plan	0	0	0	0	0	246,490
Deferred Compensation Plan	0	0	0	0	0	0
Stock Options(1)	275,000	0	0	0	0	0
Restricted Stock(1)	412,000	0	0	0	0	0
Excise Tax and Gross-Ups	0	0	0	0	0	0
Health and Welfare Benefits	0	0	0	0	0	0
TOTAL	687,000	0	0	0	0	246,490

(1)	Assumes options and restricted stock units were not assumed or replaced in the event of a Change of Control pursuant to the 2006 Stock Incentive Plan.

DIRECTOR COMPENSATION

None of our directors are compensated for serving as a director of Claymont Steel, Inc. Directors are reimbursed for actual expenses incurred in attending Board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “Item 5—Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.”

Security Ownership

All of the outstanding common stock of the Company is owned by Evraz Claymont Steel Holdings, Inc. As of March 28, 2008, all of the outstanding common stock of Evraz Claymont Steel Holdings, Inc. is owned by Evraz Oregon Steel Mills, Inc., 1000 SW Broadway, Suite 2200, Portland, Oregon 97205.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Approval of Transactions with Related Persons

As a wholly-owned subsidiary, our parent generally reviews our related party transactions. We have not established formal policies and procedures regarding the review and approval of related party transactions other than our policy to comply with the covenants related to transactions with affiliates contained in the indentures governing our notes.

Board Independence

We are a wholly-owned subsidiary of Evraz Claymont Steel Holdings, Inc. Therefore, our board of directors does not maintain its own audit, compensation or nominating committee. We are not listed on any national securities exchange. If we applied NASDAQ’s definition of independence to our directors, none of our directors would be considered independent.

Item 14.	Principal Accountant Fees and Services

The following represents the fees billed to the Company for the last two fiscal years by Crowe Chizek and Company LLC, the Company’s principal public accountant for 2007 and 2006:

	2007	2006
Audit Fees	$428,150	$595,875
Audit-Related Fees(1)	19,000	21,700

Total	$447,150	$617,575

(1)	Audit-Related Fees consist of audits of the Company’s employee benefits plans and due diligence related projects.

Pre-Approval Policies and Procedures

Our parent’s audit committee adopted an Audit and Non-Audit Services Pre-Approval Policy that includes requirements for the audit committee to pre-approve all audit and non-audit services provided by the Company’s independent accountants. The policy is designed to ensure that the provision of these services does not impair the accountants’ independence. The audit committee may delegate pre-approval authority to one or more of its independent members. The audit committee may not delegate to management the audit committee’s responsibilities to pre-approve services performed by the independent accountants. In 2007, all of the audit services provided by Crowe Chizek and Company LLC and all related fees were approved in advance by our parent’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a)	(1) Consolidated Financial Statements.

Reference is made to Item 8 herein.

(a)	(2) Consolidated Financial Statement Schedule.

None.

(a)	(3) Exhibits.

Reference is made to the Index to Exhibits on Page 82.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2008.

CLAYMONT STEEL, INC.

By:	/s/ JAMES E. DECLUSIN
James E. Declusin
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES E. DECLUSIN James E. Declusin	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2008

/s/ ROBIN A. GANTT Robin A. Gantt	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 28, 2008

/s/ JENNIFER R. MURRAY Jennifer R. Murray	Director	March 28, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-131812) of Claymont Steel, Inc. filed with the Commission on February 13, 2006)

3.2	By-laws of the Company (previously filed as Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-131812) of Claymont Steel, Inc. filed with the Commission on February 13, 2006)

4.1	Indenture, dated as of February 15, 2007, between Claymont Steel, Inc., the Guarantor and The Bank of New York, as Trustee, with respect to the Senior Notes due 2015 (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.2	Form of Senior Note due 2015 (included as Exhibit A to the Indenture previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

4.3	Registration Rights Agreement, dated as of February 15, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.1	Amended and Restated Financing Agreement, dated as of February 15, 2007, between the Lenders party thereto, U.S. Bank National Association, as Agent and Claymont Steel, Inc. as Borrower (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

10.2	Purchase Agreement, dated as of February 5, 2007, between Claymont Steel, Inc., CitiSteel PA, Inc., Jefferies & Company, Inc. and CIBC World Markets Corp. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-142867) of Claymont Steel, Inc. filed with the Commission on May 11, 2007)

21.1†	Subsidiaries of Registrant

31.1†	Certification Pursuant to Rule 13a-14(a) and 15(d)-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15(d)-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Principal Executive Officer and Principal Financial Officer)

†	Filed herewith. All other exhibits previously filed.