Form 10-Q
period 2008-03-31
Claymont Steel, Inc.
filed 2008-05-15
CIK 1352270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

As of May 15, 2008, 1,000 shares of the registrant’s common stock were outstanding, all of which were held by the registrant’s parent, Evraz Claymont Steel Holdings, Inc.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Amounts in thousands)

	Three Months (13 weeks) Ended March 31, 2008	Three Months (13 weeks) Ended March 31, 2007
Sales	$80,849	$87,389
Cost of sales	74,833	66,472

Gross profit	6,016	20,917
Selling, general and administrative expenses	7,904	4,722

Income (loss) from operations	(1,888)	16,195

Other income (expense):
Interest income	18	189
Interest expense	(3,282)	(19,423)

Total other expense	(3,264)	(19,234)

Loss before income taxes	(5,152)	(3,039)
Income tax benefit	(1,874)	(1,126)

Net loss	(3,278)	(1,913)

See notes to condensed consolidated financial statements.

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(Amounts in thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,015	$1,926
Accounts receivable, net	43,425	46,786
Inventories	62,225	52,068
Deferred income taxes	1,600	1,292
Prepaid expenses	1,064	1,298
Other current assets	441	436

Total current assets	110,770	103,806

Property, plant and equipment, net	36,160	36,400
Income tax receivable	272	—
Intangible assets, net	3,247	3,592
Accrued pension asset	345	345
Deferred financing fees, net	3,226	3,343

Total assets	$154,020	$147,486

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$5,440	$8,808
Accounts payable	36,892	29,740
Accrued expenses	3,667	3,408
Accrued income taxes	—	2,678
Accrued profit sharing	792	2,767
Accrued interest payable	1,422	3,777
Due to stockholder	11,849	3,000

Total current liabilities	60,062	54,178

Long-term debt	147,636	142,822
Accrued income taxes	862	650
Deferred income taxes	1,557	1,508

Total liabilities	210,117	199,158
STOCKHOLDER’S DEFICIT:
Common stock $0.001 par value – authorized, issued and outstanding 1,000 shares	1	1
Additional paid in capital	—	1,147
Accumulated deficit	(56,972)	(53,694)
Accumulated other comprehensive income	874	874

Total stockholder’s deficit	(56,097)	(51,672)

Total liabilities and stockholder’s deficit	$154,020	$147,486

See notes to condensed financial statements.

CLAYMONT STEEL, INC. AND SUBSIDIARY

Formerly CitiSteel USA, Inc.

(WHOLLY OWNED SUBSIDIARY OF EVRAZ CLAYMONT STEEL HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Amounts in thousands)

	January 1 to March 31, 2008	January 1 to March 31, 2007
OPERATING ACTIVITIES:

Net loss	$(3,278)	$(1,913)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,468	1,292
Amortization of items charged to interest expense	—	7,789
Deferred taxes, net	(254)	(807)
Provision for bad debt	146	63
Stock compensation	(1,146)	163
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	3,215	(7,897)
Inventories	(10,157)	(7,855)
Prepaid expenses	227	(364)
Income taxes receivable	(272)	(620)
Accounts payable	7,152	10,990
Accrued interest payable	(2,355)	(6,199)
Accrued taxes	(2,466)	—
Accrued liabilities and profit sharing	(1,715)	(1,625)
Due to stockholder	8,849	—
Other assets and liabilities	(6)	—

Net cash used in operating activities	(592)	(6,983)
INVESTING ACTIVITIES:

Capital expenditures	(882)	(4,969)

Net cash used in investing activities	(882)	(4,969)

FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net	4,813	43,997
Borrowings under term loan	—	20,000
Repayments under term loan	(3,367)	(1,111)
Borrowings under senior notes due 2015	—	105,000
Repayments under senior secured floating rate notes due 2010	—	(170,110)
Deferred financing fees	117	(3,658)
Dividends paid	—	855

Net cash provided by (used in) financing activities	1,563	(5,027)

NET INCREASE (DECREASE) IN CASH	89	(16,979)

CASH—Beginning of period	1,926	18,086

CASH—End of period	$2,015	$1,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest expense	$5,639	$12,733

Income taxes	$358	$300

See notes to condensed financial statements.

Claymont Steel, Inc. – Notes to Condensed Financial Statements (Unaudited)

1. BASIS OF INTERIM PRESENTATION:

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the audited financial statements of Claymont Steel, Inc. and subsidiary (the “Company”) for the fiscal year ended December 31, 2007.

The Company operates one business segment, the production and sale of steel plates. As a result, all assets, operating revenues, operating income and net income shown in the Company’s consolidated financial statements relate to this business segment. No one customer accounts for more than 10% of operating revenue.

Claymont Steel, Inc. (formerly known as CitiSteel USA, Inc.) and subsidiary, CitiSteel PA, Inc., is a wholly owned subsidiary of Evraz Claymont Steel Holdings, Inc., (“Holdings”) a corporation incorporated in the State of Delaware. The Company manufactures and sells carbon steel plate throughout the continental United States and Canada.

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

On January 25, 2008, Evraz Group S.A. (“Evraz”) completed its acquisition of Holdings. As a result of the merger, the Company is now an indirect wholly owned subsidiary of Evraz and Holdings has been renamed, Evraz Claymont Steel Holdings, Inc. The merger followed the announcement on January 17, 2008 of the successful closing of the cash tender offer to purchase all outstanding shares of Holdings’ common stock for $23.50 per share in cash. Approximately 96.6% of the shares were tendered. Evraz Group S.A. is a limited liability company registered under the laws of Luxembourg on December 31, 2004. Evraz Group S.A., together with its subsidiaries, is involved in the production and distribution of steel and related products. In addition, Evraz owns and operates certain mining assets. Evraz’s steel production and mining facilities are mainly located in the Russian Federation. Evraz is one of the biggest steel producers in the Russian Federation. As discussed in Note 5, in February 2007, the Company issued $105 million of 8.875% senior notes. The Company registered the notes with the Securities and Exchange Commission and the Securities and Exchange Commission declared the registration statement effective on August 9, 2007. As a result, push down accounting was not applied to the Company’s financial statements as of March 31, 2008 and for the three months then ended.

2. PRINCIPLES OF CONSOLIDATION:

These financial statements contain consolidated financial statements of Claymont Steel, Inc. (formerly CitiSteel USA, Inc.) and its wholly owned subsidiary CitiSteel PA, Inc. for the periods described below. Consolidated financial statements for Claymont Steel, Inc. are presented for March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and March 31, 2007.

3. INVENTORIES:

Inventories, net of any reserves, consist of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$10,488	$ 9,389
Work-in-process	14,263	12,839
Finished Goods	29,961	22,472
Spare Parts Inventory	7,258	6,759
Supplies	255	609

	$62,225	$52,068

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is recorded net of accumulated depreciation and is $36.2 million at March 31, 2008 and $36.4 million at December 31, 2007.

5. FINANCING ARRANGEMENTS

On August 25, 2005 the Company established a $20 million revolving credit facility with US Bank, N.A. (“US Bank”) under which the Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $20 million less any outstanding letters of credit. The revolving facility matures on August 25, 2008. There were no amounts outstanding under the revolving credit agreement during 2006. Interest is payable at US Bank’s prime rate, which was 8.25% on December 31, 2006. This line of credit was cancelled and replaced on February 15, 2007.

On February 15, 2007, the Company replaced the $20 million revolving credit facility with an $80 million senior secured revolving credit facility (“the Credit Facility”) from US Bank, including a $60 million revolving credit facility and a $20 million term loan. The Company may borrow, repay and re-borrow funds, as needed, subject to a total maximum amount equal to the lesser of (a) a borrowing base determined from eligible accounts receivable and eligible inventory or (b) the maximum revolver amount which is equal to $60 million less any outstanding letters of credit. The revolving facility matures on February 15, 2012. A total of $42.6 million remains outstanding on the revolving credit facility at March 31, 2008. Interest is payable at US Bank’s prime rate, which was 5.25% on March 31, 2008. Availability under the line of credit was $16.8 million at March 31, 2008. On February 15, 2007, the Company borrowed $20 million under a term loan from US Bank as part of the $80 million senior secured revolving credit facility. The Company anticipates that the term loan will be paid off in the fiscal year 2008. Interest is payable at either US Bank’s prime rate, which was 5.25% at March 31, 2008, or at LIBOR + 2.5%. Payments of principal amortize in equal monthly installments over 36 months. In addition, the term loan requires quarterly mandatory prepayments in an amount equal to 50% of excess cash flow (as defined by the loan agreement.) As of March 31, 2008 there was one mandatory repayment on August 17, 2007 for $5.6 million. During the first quarter of 2008, the Company repaid $3.4 million on the term loan, $1.7 million of which was part of a tax refund the Company received in February 2008.

On January 23, 2008, the Company executed the Second Amendment to the Credit Facility which, among other things, amended the change in control definition in the agreement to accommodate the acquisition of Holdings by Evraz. As a result of a default in the covenants as of December 31, 2007, on March 27, 2008, the Company executed the Third Amendment to the Credit Facility in which the lenders waived their rights under the agreement and amended the existing terms which stipulated certain fixed charge coverage ratios throughout the year and effectively raised the borrowing rate by 25 basis points. As of March 31, 2008, the Company was in compliance with all of the covenants included in the Credit Facility.

On August 25, 2005 the Company issued $172 million of Senior Secured Floating Rate Notes. Interest was payable at six month LIBOR plus 7.5% semiannually on March 1 and September 1. There were no scheduled principal payments prior to the maturity date. The interest rate for the March 1, 2007 payment was 13.0%. The Notes were issued at a 1% discount to face value. The discount was being amortized over the expected life of the Notes. The Notes were secured by a lien on substantially all the assets of the Company. The Notes were redeemed on March 19, 2007.

On February 15, 2007, the Company issued $105 million of 8.875% senior notes due 2015. The proceeds of these notes and the revolving credit facility were used to redeem the $172 million senior secured floating rate notes. Interest is payable at 8.875% and the notes mature on February 15, 2015. The notes contain certain financial covenants, including limitations on additional indebtedness and restricting certain defined payments. The Company is required to register the notes with the Securities and Exchange Commission within 180 days after the issuance date. The Company filed a registration statement on Form S-4 to register the notes. The Securities and Exchange Commission declared the registration statement effective on August 9, 2007. In connection with the acquisition of Holdings by Evraz and pursuant to the note indenture, on February 15, 2008, the Company offered to purchase all of the outstanding 8.875% senior notes due 2015 at a purchase price of 101%. The offer expired on March 17, 2008 and no notes were tendered for purchase.

Long-term debt at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Revolving credit facility due February 15, 2015	$42,636	$ 37,822
Term loan, due February 15, 2015	5,440	8,808
Senior floating rate notes, due February 15, 2015	105,000	105,000

	$153,076	$151,630
Less current portion of long-term debt	5,440	8,808

	$147,636	$142,822

Future maturities of long-term debt are: $1.7 million for the three months ending June 30, 2008; $3.7 million for the year ending December 31, 2008; no payments for the years ending December 31, 2009, December 31, 2010, December 31, 2011, and December 31, 2012 and $147.6 million for the year ending December 31, 2015.

6. EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined benefit pension plan which covers substantially all full-time employees. Pension benefits are based on years of service and annual earnings. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. No contributions were made for the thirteen week period ended March 31, 2008 and the employer contributions for the year ended December 31, 2007 were $0. The components of net periodic pension cost for the thirteen week period ended March 31, 2008 and March 31, 2007 are:

	January 1 to March 31, 2008	January 1 to March 31, 2007
Service cost	$148	$148
Interest cost	131	131
Expected return on plan assets	(184)	(184)

Net periodic pension cost	$95	$95

7. LITIGATION AND ENVIRONMENTAL:

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Company to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC and the Company finalized the development of the Phase I implementation plan on December 21, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial condition.

In 2006, the Company performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires the Company to monitor and reduce mercury emissions. The Order requires Claymont Steel to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when the Company melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. The Company has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires the Company to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, the Company notified DNREC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires the Company to have the selected alternative operational as soon as practicable but no later than December 31, 2008. On June 28, 2007, the Company filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term future. It is still very early in the assessment of this issue. As such the Company cannot estimate the full cost of the corrective measures that will be necessary. If the Company were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

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

8. ACQUISITION

On January 16, 2008, 100% of the outstanding shares of preferred and common stock of Claymont Steel Holdings, Inc., our parent, and subsidiary were acquired for $412.8 million by Evraz Group S.A. Evraz Group S.A. assumed debt of $146.1 million consisting of $105.0 million in bonds and $41.1 million in other debt.

As discussed in Note 5, in February 2007, the Company issued $105.0 million of 8.875% senior notes. The Company registered the notes with the Securities and Exchange Commission and the Securities and Exchange Commission declared the registration statement effective on August 9, 2007. As a result, push down accounting was not applied to the Company’s financial statements as of March 31, 2008 and for the three months then ended.

9. RELATED PARTY TRANSACTIONS

The Company files a consolidated federal income tax return with its parent and has a tax sharing agreement with it whereby the Company makes payments to its parent for the federal income taxes it would have paid directly to the Internal Revenue Service had the Company not been included in the parent’s consolidated return. The Company reflects balances under the tax sharing agreement as income tax expense and income taxes receivable and payable in its financial statements. At March 31, 2008 the Company has a payable to its parent of $5.6 million related to taxes, partially offset by a receivable from its parent of $1.4 million.

As a result of the acquisition by Evraz Group S.A. on January 16, 2008 all of the equity awards under the Company’s stock compensation plan vested in full. The Company’s parent paid $2.8 million of this stock compensation expense and the Company has a payable to the parent at March 31, 2008 of $2.8 million. Evraz Oregon Steel Mills paid $1.8 million of this stock compensation expense and the Company has a payable to Evraz Oregon Steel Mills, Inc. as of March 31, 2008 of $1.8 million.

The Company purchases slabs of steel from Evraz Oregon Steel Mills, Inc. For the thirteen weeks ended March 31, 2008, the Company purchased $3.1 million of slabs and the current payable to Evraz Oregon Steel Mills, Inc. is $3.1 million.

10. INCOME TAXES

Uncertain Tax Positions:

On January 1, 2007, the Company adopted the provisions of FIN 48, and as a result of that adoption, no unrecognized tax benefits or adjustments to retained earnings were recorded by the Company. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits is as follows:

Balance at January 1, 2008	$582,000

Gross increase in unrecognized tax benefits related to prior years	$202,000
Unrecognized tax benefits related to the current year	$0
Reductions due to settlements with taxing authorities	$0
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	$0

Balance at March 31, 2008	$784,000

The ending balance above is reported in accrued income taxes in our Consolidated Balance Sheet. All of the unrecognized benefits would impact our effective tax rate over time, if recognized.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax benefit in the Consolidated Statements of Operations, and the corresponding liability is included within the accrued income taxes liability in the Consolidated Balance Sheet. The expense on the Consolidated Income Statement for interest and penalties for the quarter ended March 31, 2008 was $4,000 and $1,000 respectively and corresponding liabilities in the Consolidated Balance Sheet for interest and penalties as of March 31, 2008 was $67,000 and $11,000 respectively (interest is net of related tax benefits where applicable).

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction. Generally, the Company and subsidiaries’ federal income tax returns for tax years 2004 and beyond are open tax years subject to examination by the Internal Revenue Service (IRS). The IRS initiated an audit of our U.S. income tax returns for the short period 2005 through 2006 tax years in the first quarter of 2008. The audit is progressing and we cannot reasonably estimate the timing or the change in unrecognized tax benefits from the resolution of any matters resulting from the audit on our Consolidated Financial

Statements. The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time. As a result of the outcome of ongoing or future examinations, it is reasonably possible that unrecognized tax benefits could materially change from those recorded as liabilities at March 31, 2008.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the cyclical nature of the steel industry and the industries we serve;

•	the availability and cost of scrap, other raw materials and energy;

•	the level of global demand for steel;

•	the level of imports of steel into the United States;

•	excess global steel capacity and the availability of competitive substitute materials;

•	intense competition in the steel industry;

•	currency fluctuations;

•	environmental regulations;

•	equipment failures;

•	loss of key personnel; and

•	other factors, which are set forth in “Risk Factors” of Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Thirteen Weeks Ended March 31, 2008 Compared to Thirteen Weeks Ended March 31, 2007

Discussion and Analysis of Income

	2008	2007	Change
			Amount	%
	(dollars in thousands, except average selling price data)
Sales
Custom	$58,300	$66,639	$(8,339)	(12.5)%
Standard	22,549	20,750	1,799	8.7%
Total	$80,849	$87,389	$(6,540)	(7.5)%

	2008	2007	Change
			Amount	%
	(dollars in thousands, except average selling price data)
Tons
Custom	61,676	74,622	(12,946)	(17.3)%
Standard	27,663	26,506	1,157	4.4%
Total	89,339	101,128	(11,789)	(11.7)%

Average Selling Price
Custom	$945	$893	$52	5.8%
Standard	$815	$783	$32	4.1%
Total	$905	$864	$41	4.7%

Sales

Sales decreased 7.5% in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 as a result of an 11.7% decrease in shipments. Sales were impacted by the completion of a planned two week outage in both the plate mill and melt shop operations which commenced late 2007 and carried over to 2008. After the planned outage, the plate mill’s performance outran the combination of the Company’s melt shop internal slab production and externally purchased slabs, requiring the Company to shut down the plate mill for 105 hours, impacting shipments by 6,000 tons.

Average selling price increased 4.7% in the thirteen weeks ended March 31, 2008 compared to the same period in 2007. Average selling prices for custom products increased $52 per ton due to increased prices for custom sizes which command a premium price over standard products. Custom sizes continue to generate an optimum price premium over standard sizes, averaging 16.0% in 2008, over standard sizes.

Cost of Goods Sold and Gross Profit

	Thirteen Weeks Ended		Change
	March 31, 2008	March 31, 2007	$	%
	(dollars in thousands, except per ton shipped data)
Cost of Goods Sold	$74,833	$66,472	$8,361	12.6%
Gross Profit	$6,016	$20,917	$(14,901)	(71.2)%
Gross Profit Margin	7.4%	23.9%

Cost of goods sold increased 12.6% in the thirteen weeks ended March 31, 2008 compared to the same period in 2007, as a result of a 27.4% increase in cost of goods sold per ton shipped. Cost of goods sold per shipped ton increased to $838 largely because of a $74 per shipped ton increase in raw material costs, a $29 increase in energy costs, a $26 increase in labor, a $23 increase in services, a $21 increase in parts, and an $8 increase in supplies.

Raw material costs are comprised of scrap steel, purchased slabs and alloy and flux. In the thirteen weeks ended March 31, 2008, scrap steel accounted for 69.9% of raw material costs, an increase from 65.5% in the first quarter of 2007 as the consumption of scrap averaged $331 per ton, an increase of $72 per ton from 2007. Scrap prices began to rise quickly early in 2008 as domestic demand for steel plate grew and higher levels of scrap were being exported from the United States. Scrap prices are expected to continue to increase throughout the 2nd quarter, with the Company implementing a raw material surcharge.

Purchased slabs accounted for 9.1% of raw material costs in the thirteen weeks ended March 31, 2008, a decrease from 18.2% in the same period in 2007, as 6,474 less purchased slab tons were used by the plate mill. However, the average cost of purchased slabs increased significantly to $599 per purchased ton in the thirteen weeks ended March 31, 2008 from $522 per purchased ton in the same period in 2007. During the first quarter 2008, the Company used 5,500 tons of purchased slabs in the plate mill which increased cost of goods sold by $240,000 over what it would have cost to internally produce those slabs. During the first quarter 2007, the Company used 12,000 tons of purchased slabs.

Alloy and flux accounted for 21.0% of raw material costs in the thirteen weeks ended March 31, 2008, with an overall cost of $85 per ship ton compared to $56 per shipped ton in the same period in 2007 as the purchase price of vanadium, siliconmanganese, and ferromanganese increased significantly from the same period in 2007.

Supplies are largely comprised of electrodes and furnace refractories used by the melt shop. These items increased in cost by $8 per shipped ton in thirteen weeks ended March 31, 2008 compared to the same period in 2007 due to vendor price increases.

Energy costs increased $29 per shipped ton in the thirteen weeks ended March 31, 2008 compared to the same period in 2007. Electricity rates and natural gas rates have increased 23.6% and 26.0%, respectively compared to the same period in 2007.

Labor, parts and service costs increased a total of $71 per shipped ton in the thirteen weeks ended March 31, 2008 compared to the same period in 2007. Increased operating expenses related to the plate mill and melt shop outages at the beginning of the year lowered production and increased costs during the first quarter. Period expenses related to the outages were $1.8 million for increased internal labor costs, parts and outside services.

Depreciation expense increased $3 per shipped ton, in the thirteen weeks ended March 31, 2008 compared to the same period in 2007. The change is due largely to the increased re-investment of plant assets from prior historical periods. The capital plan is estimated to be $12 million in 2008.

Gross profit declined $14.9 million, or 71.2%, in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 as a result of the 7.5% decrease in revenues combined with a 12.6% increase in cost of goods sold. Gross profit margins in the thirteen weeks ended March 31, 2008, declined to 7.4% from 23.9% in the same period in 2007 as cost of goods sold per shipped ton increased $180 per ton while average selling prices increased $41 per ton. As costs rose during the first quarter 2008 from scrap prices, vanadium, siliconmanganese, and energy costs, the Company was initially unable to recoup the entire amount through increased selling prices due to overall market constraints.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Change
	March 31, 2008	March 31, 2007	$	%
	(in thousands)
Selling, general and administrative expense	$7,904	$4,722	$3,182	67.4%

Selling, general and administrative expenses increased $3.2 million, or 67.4%, in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 due to a one-time charge of $3.5 million in vested stock compensation due to the purchase of Claymont Steel Holdings, Inc., our parent, by Evraz. All other selling, general and administrative expenses decreased by $0.3 million.

Interest Income and Expense

	Thirteen Weeks Ended		Change
	March 31, 2008	March 31, 2007	$	%
	(in thousands)
Interest Income	$18	$189	$(171)	(90.5)%
Interest Expense	$3,282	$19,423	$(16,141)	(83.1)%

Interest income is earned on short-term investment securities and overnight deposits of any available cash balances. The balance in these investment securities declined during the first quarter 2008 compared to the same period in 2007 so the corresponding income from these accounts decreased as well. The Company has used its excess cash to reduce the debt as opposed to investing.

Interest expense is comprised of interest and the amortization of deferred financing fees on the Company’s revolving credit facility, term loan, and long term bonds. Interest expense has decreased by $16.1 million in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 as a result of the first quarter 2007 debt restructuring.

Income Tax Benefit

	Thirteen Weeks Ended		Change
	March 31, 2008	March 31, 2007	$	%
	(in thousands)
Income Tax Benefit	$(1,874)	$(1,126)	$(748)	66.4%

Income tax benefit increased by $0.7 million in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 as a result of a $2.1 million decline in pre-tax income. The Company had an effective tax rate of 36.4% in the thirteen weeks ended March 31, 2008 and 37.1% in the same period in 2007. The effective tax rate decreased in the thirteen weeks ended March 31, 2008 as a result of permanent differences recognized in the period.

Net Loss

	Thirteen Weeks Ended		Change
	March 31, 2008	March 31, 2007	$	%
	(in thousands)
Net Loss	$(3,278)	$(1,913)	$(1,365)	71.4%

Net loss increased $1.4 million in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 as a result of an $18.1 million decrease in income from operations driven by a $6.5 million decrease in sales coupled with a $3.2 increase in selling, general and administrative expenses and an $8.4 million increase in cost of sales. The decline in income from operations was partially offset by the decline in interest expense of $16.1 million.

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

	Thirteen Weeks Ended		Change
	March 31, 2008	March 31, 2007	$	%
	(in thousands)
Net Loss	$(3,278)	$(1,913)	$(1,365)	71.4%
Interest (Income) Expense, net	3,264	19,234	(15,970)	(83.0)%
Income Tax Benefit	(1,874)	(1,126)	(748)	66.4%
Depreciation and Amortization	1,468	1,292	176	13.6%

EBITDA	$(420)	$17,487	$(17,907)	(102.4)%
Non-cash compensation	3,496	163	3,333	2,044.8%

Adjusted EBITDA	$3,076	$17,650	$(14,574)	(82.6)%

Adjusted EBITDA declined by $14.6 million in the thirteen weeks ended March 31, 2008 compared to the same period in 2007 as a result of the $6.5 million decline in sales and the $8.4 million increase in cost of sales. Adjusted EBITDA includes the add back of non-cash compensation as a result of vesting of stock options and restricted stock awards under the Company’s equity compensation programs, along with a one time payout of associated employee equity compensation due to the stock purchase by Evraz Group S.A. These amounts totaled $3.5 million in the thirteen weeks ended March 31, 2008 and $0.2 million in the same period in 2007 and are expected to decrease significantly in the balance of 2008.

Liquidity and Capital Resources

At March 31, 2008, the Company’s liquidity consisted of cash and funds available under the $80.0 million senior secured revolving credit facility totaling approximately $18.8 million. Net working capital at March 31, 2008 decreased $11.4 million to $50.7 million from $62.1 million at March 31, 2007 primarily due to the increase in inventory, accounts payable and amounts due to stockholder. The percentage of long-term debt to total capital was 137% at March 31, 2008 and 136% at March 31, 2007. We believe the funds provided by operations, together with borrowings under the credit facility will be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next twelve months.

Cash Flows

Operating Activities.

Net cash flows used by operating activities were $0.6 million for the thirteen weeks ended March 31, 2008 and $7.0 million for the same period in 2007.

During the first quarter of 2008, the net income adjusted for non-cash items used $3.1 million of cash. Accounts receivable declined by $3.2 million as a result of a 4.7% increase in average selling price. The price during the comparison period in 2007 averaged $864 per shipped ton (total average selling price excludes toll processing) while the current receivable pricing for the period ending March 31, 2008 was $905 per ton. The Days Sales Outstanding (DSO) decreased from 42 days at March 31, 2008 as compared to 45 days at March 31, 2007. Inventory grew by $10.2 million as a result of the affect of higher scrap, alloy, and energy costs. Inventory turns decreased from 5.2 at March 31, 2008 as compared to 5.7 at March 31, 2007. The payment of cash interest on the Senior Secured Floating Rate Notes used $4.7 million; however this was partially offset by a $7.2 million increase in accounts payable which grew as a result of higher scrap and purchased slab prices. Days Payable Outstanding (DPO) was at 62 days at March 31, 2008 and 49 days on March 31, 2007.

Investing Activities.

Cash flows used by investing activities were $0.9 million and $5.0 million for the thirty-nine weeks ended March 31, 2008 and March 31, 2007, respectively.

During the first quarter of 2008, the Company spent $0.9 million on various projects related to the planned outages at the EAF and plate mill operations.

Financing Activities.

Cash flows provided by financing activities were $1.6 million for the thirteen weeks ended March 31, 2008 and cash flows used by financing activities were $5.0 million for the thirteen weeks ended March 31, 2007.

During the first quarter of 2008 the Company repaid $3.4 million on the term loan and borrowed $4.8 million on the revolving credit facility.

Capital Expenditures

Capital expenditures were $0.9 million in the thirteen weeks ended March 31, 2008, compared to $5.0 million in the same period in 2007. Projects during the first quarter 2008 were consisted of various projects related to the planned outages at the EAF and plate mill operations. Capital expenditures are projected to be at least $12.0 million for 2008. The planned capital expenditures for 2008 are a result of our initiatives to increase plant capacity and to reduce operating costs as well as maintain the facility at a high level of efficiency.

Environmental Issues

In October 2006, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Notice of Conciliation and Secretary’s Order requiring the Company to fund an independent study to determine engineering and operational options to control dust and other particulate emissions. The Company proposed several dust control projects that will specifically control fugitive dust from slag processing, the melt shop, the scrap yard and plant roadways. Based on these proposals, DNREC and the Company finalized the development of the Phase I implementation plan on December 21, 2007. The projects are not expected to have a material effect on the Company’s results of operations or financial condition.

In 2006, the Company performed an emissions test that indicated that mercury emissions were higher than previously calculated by it using information supplied by the United States Environmental Protection Agency. In November 2006, DNREC issued a Secretary’s Order, which requires the Company to monitor and reduce mercury emissions. The Order requires the Company to implement a quarterly testing program and to develop a plan to reduce the mercury contained in the feed to the electric arc furnace. Mercury-containing scrap is an industry-wide problem. Automobile scrap may contain mercury switches that have not been removed during the recycling process, and thus mercury can be emitted when the Company melts recycled scrap steel products, including used automobiles, to produce custom steel plate products. The Company has already taken steps to reduce mercury levels in the feed—it is no longer using municipal solid waste scrap, is partially funding a national mercury switch removal program through an industry trade association and is increasing its purchases of automobile-free scrap. The Order also requires the Company to elect one of the alternatives set forth in the Order for reducing mercury emissions and to notify DNREC of the alternative selected by January 31, 2007. On January 30, 2007, the Company notified DNREC that it elected to implement an enhanced pollution prevention program to further reduce the amount of mercury in the feed to the electric arc furnace to reduce the emissions of mercury. The Order requires the Company to have the selected alternative operational as soon as practicable but no later than December 31, 2008. On June 28, 2007, the Company filed a Semi-Annual Source Reduction Progress Report to DNREC that indicated the mercury emissions had dropped significantly since the source reduction measures were implemented. The elimination of some scraps containing lower metallic content and identifying non-auto sources of shredded material were the most significant factors in achieving the reduction. Due to the progress the Company has achieved it does not foresee the need for additional mercury emissions control equipment in the near term future. It is still very early in the assessment of this issue. As such the Company cannot estimate the full cost of the corrective measures that will be necessary. If the Company were ultimately required to install and operate a carbon injection system, it does not believe the associated costs would have a material effect on its results of operations or financial condition.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “The Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2 Effective Date of FASB Statement No. 157 (FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring base (at least annually). The Company has adopted all provisions in SFAS 157 except the non-financial provisions. The Company is currently evaluating the impact, if any, that adopting the non-financial provisions of SFAS 157 will have on its operations and financial condition.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has completed its evaluation of the impact of adoption of EITF 06-4 and it does not have a material affect on its operations and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We are exposed to market risk in the form of interest rate risk relating to the borrowings under the Claymont Steel credit agreement. Revolving credit loans under the Claymont Steel credit agreement accrue interest at floating rates equal to the prime rate of interest or LIBOR plus 1.00% to 1.75% (based on the amount of availability), as applicable per annum. Advances under the letters of credit under the Claymont Steel credit agreement accrue interest at floating rates equal to LIBOR plus 1.00% to 1.75% (based on the amount of availability) per annum. The rate at March 31, 2008 was LIBOR plus 1.00%. Borrowings under the term loan accrue interest at floating rates equal to LIBOR plus 2.50% per annum. If the prime or LIBOR rates increase at any time, the interest rates applicable to our borrowings under the Claymont Steel credit agreement would increase, thereby increasing the applicable interest on our interest expense and reducing our net income. We do not have any instruments, such as interest rate swaps or caps, in place that would mitigate our exposure to interest rate risk relating to these borrowings. At March 31, 2007, $62.9 million was outstanding under the Claymont Steel credit agreement. At March 31, 2008, $48.1 million was outstanding under the amended Claymont Steel credit agreement. The effect of a hypothetical 1% increase in interest rates based on $48.1 million outstanding would increase our annual interest expense by $0.5 million and decrease our net income by approximately $0.3 million.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, management has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. As of March 31, 2008, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 of the Notes to Consolidated Financial Statements which is incorporated by reference.

Item 1A.	Risk Factors

See Risk Factors in the Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the Company’s risk factors. There have been no material changes to these risk factors from those previously disclosed in the Form 10-K

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Description
10.1†	Second Amendment to Amended and Restated Financing Agreement dated as of January 23, 2008 by and among the Company, U.S. Bank National Association and the Lenders party thereto

10.2†	Third Amendment to Amended and Restated Financing Agreement dated as of March 27, 2008 by and among the Company, U.S. Bank National Association and the Lenders party thereto

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAYMONT STEEL, INC.

Date: May 15, 2008	By:	/s/ ROBIN A. GANTT
Robin A. Gantt
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1†	Second Amendment to Amended and Restated Financing Agreement dated as of January 23, 2008 by and among the Company, U.S. Bank National Association and the Lenders party thereto

10.2†	Third Amendment to Amended and Restated Financing Agreement dated as of March 27, 2008 by and among the Company, U.S. Bank National Association and the Lenders party thereto

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer and Chief Financial Officer)

†	Filed herewith.